Form 10-Q
period 2012-03-31
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2012-05-18
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Golden Oasis New Energy Group, Inc.
(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2112A STONINGTON AVENUE HOFFMAN ESTATES, IL	60169
(Address of principal executive offices)	(Zip Code)

SEC File No. 333-175482

Issuer’s telephone number:  630-254-8655

                                                                      N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of March 31, 2012 there were 5,771,500 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

Golden Oasis New Energy Group, Inc.

Financial Statement (Unaudited)

Three Months Ended March 31, 2012 and 2011

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	June 30
	2012	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,264	$6,299
Prepaid Rent	-	580
Inventory	18,297	-
Total Current Assets	$20,561	$6,879

TOTAL ASSETS	$20,561	$6,879

LIABILITIES & EQUITY
Other current liabilities:
Loan from shareholders	$67,159	$-
Total other current liabilities	$67,159	$-

Total liabilities	$67,159	$-

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
5,771,500 shares issued and outstanding.	$5,772	$5,712
Paid-in capital	$41,343	$35,403
Deficit accumulated during the development stage	$(93,713)	$(34,236)
Accumulated other comprehensive loss	$-	$-

Total stockholders' equity	$(46,598)	$6,879
TOTAL LIABILITIES & EQUITY	$20,561	$6,879

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception)
	March 31	March 31	March 31	March 31	Through
	2012	2011	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-
Cost of Goods Sold	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$59,486	$28,992	$34,528	$24,394	$93,793

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$59,486	$28,992	$34,528	$24,394	$93,793

Operating Loss	$(59,486)	$(28,992)	$(34,528)	$(24,394)	$(93,793)

Investment income, net	$9	$69	$3	$7	$80
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(59,477)	$(28,923)	$(34,525)	$(24,387)	$(93,713)
Loss tax expense	$-	$-	$-	$-	$-
Net Loss	$(59,477)	$(28,923)	$(34,525)	$(24,387)	$(93,713)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$(0.02)
Net loss per common share- Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)	$(0.02)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive Loss	$(59,477)	$(28,923)	$(34,525)	$(24,387)	$(93,713)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through March 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks to shareholders @0.005
per share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Net loss for the period
ended March 31, 2012				$(59,477)		$(59,477)

Balance March 31, 2012	5,771,500	$5,772	$41,343	$(93,713)	$-	$(46,598)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception)
	March 31	March 31	March 31	March 31	Through
	2012	2011	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(59,477)	$(28,923)	$(34,525)	$(24,387)	$(93,713)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	10,000	-	10,000	10,000
Inventory	(18,297)	-	(18,297)	-	(18,297)
Prepaid Rent	580	5,223	-	1,741	-
Net cash provided by operating activities	$(77,194)	$(13,700)	$(52,822)	$(12,646)	$(102,010)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	67,159	(9,350)	20,869	(9,350)	67,159
Proceeds from issuance of common stock	6,000	6,115	-	-	37,115
Net cash provided by financing activities	$73,159	$(3,235)	$20,869	$(9,350)	$104,274

Net increase (decrease) in cash and cash equivalents	$(4,035)	$(16,935)	$(31,953)	$(21,996)	$2,264
Cash and cash equivalents at beginning of the period	$6,299	$24,610	$34,217	$29,671	$-
Cash and cash equivalents at end of the period	$2,264	$7,675	$2,264	$7,675	$2,264

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434.  Golden Oasis New Energy Group, Inc. wholly owned branch located in the State of Illinois and has principal office at 2112 Stonington Ave Hoffman Estates IL 60169.Telephone number 847-242-8582.

The Company’s main business includes sourcing, distribution, and marketing of Lithium battery and related power supply products in USA. Lithium battery is superior at small size, light weight, high specific energy, long working life, stable discharge voltage stable, wide operating temperature range, low self-discharge rate, long storage life, no memory effect and pollution-free voltage high, etc. Lithium batteries mainly apply to Mobile and consumer electronics products, Dictionary / P-DVD / digital camera / digital video recorder, Communications products, and other electrical equipment.

Our major supplier for Lithium battery is ZHEJIANG UNITED POWER ENERGY CO., LTD, a corporation duly organized under the laws of the People’s Republic of China having its principal location of business at No.489 Jianduan Road, Qingshan Industrial Park, Tonglu, and Hangzhou, Zhejiang, China. It was established in 2008 specializing in developing, producing, and selling the high-power lithium-ion battery cells as well as the battery packages. On June 1st, 2011, Golden Oasis New Energy Group, Inc. signed a one year distribution agreement with ZHEJIANG UNITED POWER ENERGY CO., LTD. ZHEJIANG UNITED POWER ENERGY CO., LTD.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any profit from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GOLDEN OASIS NEW ENERGY GROUP INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined FASB ASC Topic 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to raise sales.

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting.

The Company’s fiscal year end is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2012 cash and cash equivalents are $2,264.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of March 31, 2012, there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.  On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services of $10,000 at 0.10 per share.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Basic and Diluted Net Loss per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260, “Earnings per Share”.  ASC 260 requires presentation of basic and diluted EPS.  Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of March 31, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other type of securities were issued.  Accordingly, the diluted and basic net loss per common share is the same.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 “Revenue Recognition for Sales of Product”, the Company recognizes revenue when it is realized or realizable and earned.  The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

•	The seller's price to the buyer is substantially fixed or determinable at the date of sale.

•	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

•	The buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

•	The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated.

In accordance with paragraph 4-14 of FASB ASC 605-45, "Reporting Revenues Gross as a Principal versus Net as an Agent", the Company will recognize revenues on a gross basis. ASC 605-45, paragraph 4-14 discusses whether revenues and cost of goods sold to arrive at gross profit and their corresponding assets and liabilities should be recorded at gross or net.  The following indicators of gross revenue recognition will be applicable in the Company:

•
Acts as principal in the transaction, Entity Is the Primary Obligor in the Arrangement.  The Company will purchase the products from supplier(s) and will responsible for the acceptability of the products, store the products in our warehouse as inventory.  The current leased property is a warehouse with office suite.  For whole purchase and selling cycle, the Company acts as principal and primary obligator throughout the whole purchase to selling transaction.

•
Has risk and rewards of ownership, such as general inventory risk, risk of loss for collection, delivery and returns.  Based on the signed distribution agreement, the supplier ship the products FOB at shipping point, after shipping, the Company will take care of the products loss, and after receiving the products the Company will store all products in leased warehouse and incur risk of loss inventory.  After selling to customers, the Company is also responsible for risk of loss for delivery, return, and collection of receivable.

•
Takes title to the products.  The Company will take title to the products before customers order them.  The Company will retail its purchased products to general public through e-commerce or online selling.  All customer orders and its shipments to customers will be responsible of the Company, not supplier(s).

•	Flexibility in pricing. The retail price to customers will be responsible of the Company according to the market competitions.

•	Assumes credit risk. The Company will assume collection and receivable risks.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

•
The company can change the products or perform part of the service, and the Company is involved in the determination of products or service specifications based on customer’s needs.  At the beginning of the Company’s development stage, the Company will not change the products.  After the products purchased by the Company and stored in warehouse, the Company will display our products on our website or through e-bay, the interested customers will click the specific product items to complete purchase orders.  After the development stage, the Company will develop its own design and will customize the products according to customers’ request.

Though the Company signed a one-year term distribution agreement with ZHEJIANG UNITED POWER ENERGY CO., LTD, the Company can have alternatives to choose other more competitive suppliers if it is necessary.  Accordingly, all gross revenue indicators are positive to support the Company is a gross revenue report entity.

All the indicators of net revenue reporting (ASC 605-45, paragraph 16-23) will not be applicable in the Company.

Operating Expense
Operating expense consist of selling, general and administrative expenses.

For the nine months period ended March 31, 2012 and 2011, the Company incurred $59,486 and $ 28,992 operating expenses respectively, and $ 93,793 of operation expenses incurred for the period of May 10,2010 date of inception to March 31, 2012.

For the three months ended March 31, 2012 and 2011, operating expenses were $ 34,528 and $ 24,394.

Detail as showed at Exhibit A at the end of the financial notes.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the nine months period ended March 31, 2012 and 2011, the Company incurred $48,448  and $ 22,100 respectively, and $ 72,347 of professional fees expense incurred for the period of May 10,2010 date of inception to March 31, 2012.

For the three months ended March 31, 2012 and 2011, professional fees were $ 29,654 and $ 22,100.

Detail was shown below:

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	March 31	March 31	March 31	March 31	March 31,
	2012	2011	2012	2011	2012

Professional Fees
Accounting & Auditing Fees	15,000	-	10,000	-	15,000
Legal expenses	23,600	22,100	12,000	22,100	47,499
SEC filling fees	2,306	-	137	-	2,306
Professional Fees - Other	7,542	-	7,517	-	7,542
Total Professional Fees	48,448	22,100	29,654	22,100	72,347

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title

ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99
ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 310 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	July 2010
For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December
15, 2010.

For nonpublic entities, the disclosures are effective for annual reporting periods ending on or after December 15, 2011.

Management does not anticipate that the new accounting pronouncements listed above will have a material impact on our financial statements.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability basis relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets.

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officer/Shareholder

As of June 30, 2010, there was an amount of $9,350 loans from Officer for setting up the company. And the same amount has been returned to the Officer in March 2011.

On August 31, 2011 and September 8, 2011, the company’s officer Keming Li loan $13,956 and $32,335 respectively to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of October 2011 to March 2012, the company’s officer Keming Li additional loan $20,868 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

As of March 31, 2012, the balance for loans from shareholder is $ 67,159.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2012 total 4,000,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
KEMING LI	President	2,000,000	$10,000.00	9/30/2011	34.65%
GUOLING JIN	Secretary	2,000,000	$10,000.00	9/30/2011	34.65%
Total		4,000,000	$20,000.00		69.30%

The percentage of common shares was based on the total outstanding shares of 5,771,500 as March 31, 2012.

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

On May 10, 2010, three founders of the Company, Keming Li, Guoling Jin, and Madison Li purchased 5,000,000 shares at $0.005 per share. The proceeds of $ 25,000 were received.

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31shareholders. The proceeds of $ 6115.00 were received.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (Continued)

Common Stock (Continue)

On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services at 0.10 per share.

 On September 8, 2011, 60,000 common shares were issued at $0.10 per share to six non-affiliated shareholders. The proceeds of $6,000.00 were received.

There was no additional shares inssued for the period of October 2011 to March 31, 2012.

Therefore, as of December 31, 2012, the total 5,771,500 shares were issued and outstanding.

NOTE E– GOING CONCERN

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate revenues.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of March 31, 2012 the cash and cash equivalent balance was $2,264 and there are cumulative net loss of $ 93,713 for the cumulative period from May 10, 2010 (Date of Inception) to March 31, 2012.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE E – GOING CONCERN (Continued)

The Company has a plan to overcome the going concern.  The founder of the Company, Mr. Keming Li is committed to funding the necessary operation of the Company’s daily activities.  On July 8, 2011, The Company entered into a Funding Agreement with Keming Li, President and Director (“Lender”) to provide operational and going and staying public funding for the Company as follows:

1.  FUNDING

The Company requires and will continue to require funding for the Company for its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses (the “Funding”).  Lender agrees to provide all Funding needed by the Company for its operations and for the Company’s going and staying public in the U.S. on the terms and conditions set forth in the Agreement.

2.  TERM

The term of the Agreement began as of the date of this Agreement and terminates when the Company generates operating revenues or receives other financing in amounts necessary to fund its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses.

3.  FUNDING TERMS

The Funding will be provided by Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement.

Therefore with Mr. Keming Li’s financial support, the Company can remain viable for at least 12 months.

Exhibit A

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception)
	March 31	March 31	March 31	March 31	Through
Expense	2012	2011	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Bank Service Charges	$150	$(7)	$70	$3	$324
Computer & Internet Expense	$419	$238	$202	$83	$888
Garbage Expense	$511	$120	$115	$30	$814
Professional Fees	$48,448	$22,100	$29,654	$22,100	$72,347
Rent Expenses	$6,854	$5,223	$2,091	$1,741	$14,398
Automobile Expense	$7		$7		$7
Custom fees	$300		$300		$300
Website Expense	$1,750		$1,750		$1,750
Utilities
Electricity Expense	$1,047	$982	$339	$288	$2,415
Gas Expenses	$-	$336	$-	$149	$550
Total Utilities	$1,047	$1,318	$339	$437	$2,965
Total Expense	$59,486	$28,992	$34,528	$24,394	$93,793

Item 2.   Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We sell the lithium-ion batteries that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

As of the date of this report, we have placed purchase orders for 20 pieces of 48 VDCLiFePo4 batteries, 20 pieces of 36 VDC LiFePo4 batteries, and 20 pieces of 24 VDC LiFePo4 batteries from Zhejiang United Power Energy Co. Ltd. for a total amount of $18,297. The purchase orders were processed and shipped as of  February 2012.  However, we did not receive product until late March due to delays stemming from the lengthy China New Year holiday.

Subsequently, after the end of the quarter ended March 31, 2012, we were able to sell our product in April for gross sales of approximately $9,000.  After we clear all of this purchased inventory, we plan on continuing to place new orders.

Results of Operations

For the period from July 1, 2011 to March 31, 2012:

Revenue

Since our company incorporated on May 10, 2010, there was no revenue generated as of March 31, 2012.

Cost of Revenue

Since our company incorporated on May 10, 2010, there was no cost of goods sold incurred as of March 31, 2012.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2012 and 2011, there were total of $59,486 and $ 28,992 operating expenses.

For the cumulative period from May 10, 2010 to March 31, 2012, there were total of $ 93,793 operating expenses. Detail was shown in the below table:

	Nine Month Ended	Nine Month Ended	Cumulative from May 10, 2010 (Dateof Inception)
	March 31	March 31	Through
Expense	2012	2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Bank Service Charges	$150	$(7)	$324
Computer & Internet Expense	$419	$238	$888
Garbage Expense	$511	$120	$814
Professional Fees	$48,448	$22,100	$72,347
Rent Expenses	$6,854	$5,223	$14,398
Automobile Expense	$7		$7
Custom fees	$300		$300
Website Expense	$1,750		$1,750
Utilities
Electricity Expense	$1,047	$982	$2,415
Gas Expenses	$-	$336	$550
Total Utilities	$1,047	$1,318	$2,965
Total Expense	$59,486	$28,992	$93,793

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months period ended March 31, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $59,477 and $ 28,992 for the nine months period ended March 31, 2012 and 2011, and $ 93,793 for the cumulative period of May 10, 2010 to March 31, 2012.

Commitments and Contingencies

Our major supplier is ZHEJIANG UNITED POWER ENERGY CO., LTD, a non-affiliated third party manufacturer (“Supplier”).  It was established in 2008 specializing in developing, producing, and selling the high-power lithium-ion battery cells as well as the battery packages, and is located at No.489 Jianduan Road, Qingshan Industrial Park, Tonglu, and Hangzhou, Zhejiang, China. On June 1, 2011, Golden Oasis New Energy Group, Inc. signed a one year distribution agreement with ZHEJIANG UNITED POWER ENERGY CO., LTD.  The Agreement may be renewed for additional periods of one (1) year each, commencing on June 1 of each year, unless one of the parties shall have given the other written notice of its intention not to renewal of this Agreement no later than January 1 of that year.

The prices to be paid by for Products purchased pursuant to the Distribution Agreement shall be no more than 10% over Supplier’s cost of producing the Products. Supplier will not require us to purchase a quantity of products in excess of that which we can reasonably afford or reasonably expect to sell in within two to three months of our purchase of the Products.  Distributor is not prohibited from distributing products produced and supplied by entities other than the Supplier.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Golden Oasis New Energy Group, Inc.  There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At March 31	At March 31	At June 30
	2012	2011	2011

Current Ratio	0.31	0.00	0.00
Cash	$2,264	$7,675	$6,879
Working Capital	$(46,598)	$9,996	$6,879
Total Assets	$20,561	$9,996	$6,879
Total Liabilities	$67,159	$-	$-

Total Equity	$(46,598)	$9,996	$6,879

Total Debt/Equity	-1.44	0.00	0.00

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
_______
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $ 2,264 at March 31, 2012 and negative working capital of $46,598. There were total liabilities of $ 67,159 for loan from shareholders at March 31, 2012.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with going and staying public, will be funded under a Funding Agreement with Keming Li, our president and Director, as described below.  These costs are estimated to be less than $75,000 annually. There is no dollar limit to the amount Mr. Li has agreed to provide under the Funding Agreement. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

In addition, we will need to secure a minimum of $60,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to stay public, which funds will be used for business development and sales and marketing. These funds will also be provided under the Funding Agreement described below if not secured from operations or any other source.  However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

On July 8, 2011, we entered into a Funding Agreement with Keming Li, our president and Director (“Lender”) to provide operational and going and staying public funding for us as follows:

1.  FUNDING

The Company requires and will continue to require funding for the Company for its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses (the “Funding”).  Lender agrees to provide all Funding needed by the Company for its operations and for the Company’s going and staying public in the U.S. on the terms and conditions set forth in the Agreement.

2.  TERM

The term of the Agreement began as of the date of this Agreement and terminates when the Company generates operating revenues or receives other financing in amounts necessary to fund its operations and for the Company’s going and staying public in the U.S., including but not limited to legal, accounting, EDGAR, filing, corporate and other fees and expenses.

3.  FUNDING TERMS

The Funding will be provided by Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement.

Our lack of revenues and cash raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

As of March 31, 2012, $67,159 has been advanced under this Agreement.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)                 Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

(b)                 Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Act.

Not Applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)  Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Keming Li	May 18, 2012	/s/ Keming Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Keming Li	Keming Li	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	May 18, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.