Form 10-Q
period 2011-12-31
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2012-06-11
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐  TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to ______________

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

As of June 1, 2012 there were 5,771,500 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

Golden Oasis New Energy Group, Inc.

Financial Statement (Unaudited)

Three Months Ended December 31, 2011 and 2010

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	December 31	June 30
	2011	2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$34,217	$6,299
Prepaid Rent	$-	$580
Total Current Assets	$34,217	$6,879

TOTAL ASSETS	$34,217	$6,879

LIABILITIES & EQUITY
Other current liabilities:
Loan from shareholders	$46,291	$-
Total other current liabilities	$46,291	$-

Total liabilities	$46,291	$-

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
5,771,500 shares issued and outstanding.	$5,772	$5,712
Paid-in capital	$41,343	$35,403
Deficit accumulated during the development stage	$(59,189)	$(34,236)
Accumulated other comprehensive loss	$-	$-

Total stockholders' equity	$(12,074)	$6,879
TOTAL LIABILITIES & EQUITY	$34,217	$6,879

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six Month Ended	Six Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$-
Cost of Goods Sold	$-	$-	$-	$-	$-
Gross Profit	$-	$-	$-	$-	$-
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$24,958	$4,598	$3,224	$2,211	$59,266

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$24,958	$4,598	$3,224	$2,211	$59,266

Operating Loss	$(24,958)	$(4,598)	$(3,224)	$(2,211)	$(59,266)

Investment income, net	$5	$62	$4	$6	$77
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(24,953)	$(4,536)	$(3,220)	$(2,205)	$(59,189)
Loss tax expense	$-	$-	$-	$-	$-
Net Loss	$(24,953)	$(4,536)	$(3,220)	$(2,205)	$(59,189)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive Loss	$(24,953)	$(4,536)	$(3,220)	$(2,205)	$(59,189)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2011

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)
Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Net loss for the period
ended December 31, 2011				$(24,953)		$(24,953)
Balance December 31, 2011	5,771,500	$5,772	$41,343	$(59,189)	$-	$(12,074)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Month Ended	Six Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(24,953)	$(4,536)	$(3,220)	$(2,205)	$(59,189)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	$-	$-	$-	$-	$10,000
Prepaid Rent	$580	$3,482	$-	$1,741	$-
Net cash provided by operating activities	$(24,373)	$(1,054)	$(3,220)	$(464)	$(49,189)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$46,291	$-	$-	$-	$46,291
Proceeds from issuance of common stock	$6,000	$6,115	$-	$6,115	$37,115
Net cash provided by financing activities	$52,291	$6,115	$-	$6,115	$83,406

Net increase (decrease) in cash and cash equivalents	$27,918	$5,061	$(3,220)	$5,651	$34,217
Cash and cash equivalents at beginning of the period	$6,299	$24,610	$37,437	$24,020	$-
Cash and cash equivalents at end of the period	$34,217	$29,671	$34,217	$29,671	$34,217

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2011 cash and cash equivalents are $34,217.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2011, there were no fixed assets in the Company’s balance sheets.

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

As of December 31, 2011, the Company only issued one type of shares, i.e., common shares only.  There are no other type of securities were issued.  Accordingly, the diluted and basic net loss per common share is the same.

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

For the six months period ended December 31, 2011 and 2010, the Company incurred $24,958 and $ 4,598 operating expenses respectively, and $ 59,266 of operation expenses incurred for the period of May 10,2010 date of inception to December 31, 2011.

For the three months ended December 31, 2011 and 2010, operating expenses were $3,224 and $ 2,211.

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

NOTE C – RELATED PARTY TRANSACTIONS

Loans from Officer/Shareholder

As of June 30, 2010, there was an amount of $9,350 loans from Officer for setting up the company. And the same amount has been returned to the Officer on March 2011.

On August 31, 2011 and September 8, 2011, the company’s officer Keming Li loan $13,956 and $32,335 respectively to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

As of December 31, 2011, the balance for loans from shareholder is $ 46,291.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2011 total 4,000,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
KEMING LI	President	2,000,000	$10,000.00	12/31/2011	34.65%
GUOLING JIN	Secretary	2,000,000	$10,000.00	12/31/2011	34.65%
Total		4,000,000	$20,000.00		69.30%

The percentage of common shares was based on the total outstanding shares of 5,771,500 as December 31, 2011.

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

There was no additional share issued for the period of October 2011 to December 31, 2011.

Therefore, as of December 31, 2011, the total 5,771,500 shares were issued and outstanding.

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of December 31, 2011 the cash and cash equivalent balance was $34,217 and there are cumulative net loss of $ 59,189 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2011.

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE F – GOING CONCERN (Continued)

3.  FUNDING TERMS

The Funding will be provided by Lender on a non-interest bearing basis due upon demand.  There is no limit on the amount of Funding which must be provided under the Agreement, and Lender agrees to provide all needed Funding.  Lender further represents that he has sufficient liquid assets to meet all of Funding obligations under the Agreement.

Therefore with Mr. Keming Li’s financial support, the Company can remain viable for at least 12 months.

Exhibit A

	Six Month Ended	Six Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception)Through
	December 31,	December 31,	December 31,	December 31,	December 31,
Expense	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Bank Service Charges	$80	$-	$-	$-	$254
Computer & Internet Expense	$217	$146	$135	$83	$687
Garbage Expense	$396	$89	$172	$45	$699
Professional Fees	$18,794		$520		$42,693
Rent Expenses	$4,763	$3,482	$2,091	$1,741	$12,307
Utilities
Electricity Expense	$708	$694	$306	$246	$2,076
Gas Expenses	$-	$187		$96	$550
Total Utilities	$708	$881	$306	$342	$2,626
Total Expense	$24,958	$4,598	$3,224	$2,211	$59,266

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

Subsequently, after the end of the quarter ended December 31, 2011, we were able to sell our product in April for gross sales of approximately $9,000.  After we clear all of this purchased inventory, we plan on continuing to place new orders.

Results of Operations

For the period from July 1, 2011 to December 31, 2011:

Revenue

Since our company incorporated on May 10, 2010, there was no revenue generated as of December 31, 2011.

Cost of Revenue

Since our company incorporated on May 10, 2010, there was no cost of goods sold incurred as of December 31, 2011.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2011 and 2010, there were total of $24,958 and $4,598 operating expenses.

For the cumulative period from May 10, 2010 to December 31, 2011, there were total of $59,266 operating expenses. Detail is shown in the below table:

	Six Month Ended	Six Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through
Expense	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Bank Service Charges	$80	$-	$254
Computer & Internet Expense	$217	$146	$687
Garbage Expense	$396	$89	$699
Professional Fees	$18,794		$42,693
Rent Expenses	$4,763	$3,482	$12,307
Utilities
Electricity Expense	$708	$694	$2,076
Gas Expenses	$-	$187	$550
Total Utilities	$708	$881	$2,626
Total Expense	$24,958	$4,598	$59,266

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months period ended December 31, 2011 and 2010 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $24,953 and $ 4,536 for the six months period ended December 31, 2011 and 2010, and $ 59,189 for the cumulative period of May 10, 2010 to December 31, 2011.

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

Liquidity and Capital Resources

	At December 31	At December 31	At June 30
	2011	2010	2011

Current Ratio	0.74	3.61	0.00
Cash	$34,217	$29,671	$6,299
Woking Capital	$(12,074)	$24,384	$6,879
Total Assets	$34,217	$33,734	$6,879
Total Liabilities	$46,291	$9,350	$-

Total Equity	$(12,074)	$24,384	$6,879

Total Debt/Equity	-3.83	0.38	0.00

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $34,217 at December 31, 2011 and negative working capital of $12,074. There were total liabilities of $ 46,291 for loan from shareholders at December 31, 2011.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded under a Funding Agreement with Keming Li, our president and Director, as described below.  These costs are estimated to be less than $75,000 annually. There is no dollar limit to the amount Mr. Li has agreed to provide under the Funding Agreement. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

In addition, we will need to secure a minimum of $60,000 in funds to finance our business in the next 12 months, in addition to the funds which will be used to go and stay public, which funds will be used for business development and sales and marketing. These funds will also be provided under the Funding Agreement described below if not secured from operations or any other source.  However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2011.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

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
________________
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

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Keming Li	June 11, 2012	/s/ Keming Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Keming Li	Keming Li	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	June 11, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
________________
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