Form 10-K
period 2012-06-30
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2012-10-16
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Golden Oasis New Energy Group, Inc.
(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

2106 STONINGTON AVENUE HOFFMAN ESTATES, IL	60169
(Address of principal executive offices)	(Zip Code)

SEC File No. 333-175482

Issuer’s telephone number:  630-254-8655

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None
(Title of class)
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive  Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 6,493,090 shares as of June 30, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Golden Oasis New Energy Group, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Golden Oasis New Energy Group”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.  Description of Business

General

Organization

Golden Oasis New Energy Group, Inc. is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd, Sparks, Nevada 89434.  Golden Oasis New Energy Group, Inc. transacts its business in the U.S. located in the State of Illinois and has principal office at 2106 Stonington Avenue, Hoffman Estates, IL 60169, and contact telephone number 630-254-8655.

General

We will sell the lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

A lithium-ion battery is a family of rechargeable battery types in which lithium ions move from the negative electrode to the positive electrode during discharge, and back when charging. Chemistry, performance, cost, and safety characteristics vary across lithium-ion battery types. Unlike lithium primary batteries (which are disposable), lithium-ion electrochemical cells use an intercalated lithium compound as the electrode material instead of metallic lithium.  Lithium-ion batteries are common in consumer electronics. They are one of the most popular types of rechargeable battery for portable electronics, with one of the best energy densities, no memory effect, and a slow loss of charge when not in use.

We have the right under the Distribution Agreement to sell the following types of batteries and battery packs manufactured by our Primary Supplier:

● Lithium Ion Battery which can be assembled into different kinds of battery packages:

•	18650 series
•	26650 series
•	226888 series
•	186572 series
•	186592 series

● Lithium Battery PACKS

•	LEV battery series (E-bike, e-motorcycle)
•	EV,HEV battery series
•	Power tool battery series
•	Small battery packs

For the period of July 1, 2011 to June 30, 2012, The Company had total revenue of $6,966 and a total of $ 5,708 Cost of Goods Sold was recorded.

Primary Supplier and Distribution Agreement

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

Other principal terms of the Distribution Agreement are as follows:

•	Territory. USA. We have exclusive rights to sell the Products in the USA

•
Customer Support.  We agree to cooperate with Supplier in dealing with any customer complaints concerning the Products and to take any action requested by Supplier to resolve such complaints.  We also agree to assist Supplier in arranging for any customer warranty service. However, any and all expenses incurred thereby shall be borne by Supplier.

•
Expenses.  We assume full responsibility for all costs and expenses which we incur in carrying out our obligations under the Agreement, including but not limited to all rentals, salaries, commissions, advertising, demonstration, travel and accommodation expenses without the right to reimbursement for any portion thereof from Supplier.

•	Purchase Orders. We shall submit purchase orders for the Products to Supplier in writing or by telex, telegram or cable which shall set forth, at a minimum:

o	An identification of the Products ordered, including model numbers,
o	Quantity,
o	Requested delivery dates, and
o	Shipping instructions and shipping address.

We shall ensure that our purchase orders are received by Supplier at least forty five (45)days prior to the delivery dates requested in the order.  We shall not be entitled to order quantities of the Products in any calendar quarter in excess of an amount as mutually agreed by the parties without the specific approval of Supplier pursuant to a writing separate from any acceptance of a purchase order.

•	Payment Terms. All products ordered by DISTRIBUTOR must be prepaid by wire transfer or similar means to SUPPLIER.

•	Resale Prices. We may resell Products at such prices as we, in our sole discretion, shall determine.

•
Warranty:  The supplier agreed to provide a limited manufacturing warranty for 30 days at FOB shipping point.  We will offer 30 days limited manufacturing warranty to customers to return the products for replacement or request refund.  The customers will pay the return shipping cost.  We will return defective products received to Supplier for replacement.

•
Term and Termination.  The Agreement shall take effect with respect to the Territory as of June 1, 2011 for an initial period of one year.  Thereafter, the Agreement shall be renewed for additional periods of one year each, commencing on June 1 of each year, unless one of the parties shall have given the other written notice of its intention not to renewal of the Agreement no later than January 1 of that year. The Agreement may also be terminated in accordance with the following provisions:

o
Either party hereto may terminate the Agreement at any time by giving notice in writing to the other party, which notice shall be effective upon dispatch, should the other party file a petition of any type as to its bankruptcy, be declared bankrupt, become insolvent, make an assignment for the benefit of creditors, go into liquidation or receivership, or otherwise lose legal control of its business, or should the other party or a substantial part of its business come under the control of a third party;

o	Either party may terminate the Agreement by giving notice in writing to the other party should an event of Force Majeure continue for more than six (6) months as set forth in the Agreement; and

o
Either party may terminate the Agreement by giving notice in writing to the other party in the event the other party is in material breach of the Agreement and shall have failed to cure such breach within thirty (30) days of receipt of written notice thereof from the first party.

No notice of termination was delivered on or before January 1, 2012, and thus the Agreement is in full force and effect until June 1, 2013.

We believe we can find alternate suppliers who will sell comparable products to us on a timely basis on essentially the same terms and conditions.

Customers

We anticipate that we will sell our products to the lithium-ion batteries wholesalers and other distributors.

Markets

We will sell our products in USA where we have exclusive distribution rights.

Marketing

Our products will be sold directly by our officers, directors and employees to customers and potential customers.  We will locate these customers primarily by personal contacts or referrals.

Our Competition and Our Market Position

Competition within the lithium-ion batteries industry is intense. We will compete with both large scale global enterprises and smaller scale private companies. In addition, we also face competition from international lithium-ion batteries resellers.  Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do.

Our major competitors are Sony, SANYO, Samsung, LG, SDI, and BYD as well as other lithium-ion batteries distributors. We are small compared to most of our competitors.

We compete with these and other suppliers based upon the quality of our products, low overhead and low cost of management, management’s knowledge and expertise of the industry.

Research and Development

We have not incurred research and development expenses in the last two fiscal years.

Our Intellectual Property

We have no intellectual property.

Our Employees

Our only employees are our management.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.  Description of Property

Our business office address is at 2106 Stonington Ave, Hoffman Estate, IL 60169

•	Tel: 847-885-9800
•	Name of Landlord: Jim Helfrich, Heritage Plumbing Co
•	Monthly Rental: $ 600
•	Number of Square Feet: 1500
•	Term of Lease: One year from September 1, 2012 to August 31, 2013

The property is adequate for our current needs.  We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “GDOA.”  Our stock had not traded as of June 30, 2012.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. Each holder of our Series A preferred stock is entitled to a 10% per annum cumulative dividend.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

●	we would not be able to pay our debts as they become due in the usual course of business; or

●
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We sell the lithium-ion batteries that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

Results of Operations

For the period from July 1, 2011 to June 30, 2012:

Revenue

For the period of July 1, 2011 to June 30, 2012, The Company had total revenue of $6,966.

Cost of Revenue

For the year ended June 30, 2012, a total of $5,708 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the year ended June 30, 2012 and 2011, the Company incurred $67,858 and $32,110 operating expenses respectively, and $102,166 of operation expenses incurred for the period of May 10, 2010 date of inception to June 30, 2012.

	Year Ended June 30,	Year Ended June 30,	Cumulative from May 10 2010 (Date of Inception) Through June 30,
	2012	2011	2012
Expense
Advertising and Promotion	$100	$-	$100
Automobile Expense	$7	$-	$7
Bank Service Charges	$180	$38	$354
Computer & Internet Expense	$503	$321	$972
Garbage Expense	$626	$281	$929
License & Registration	$574	$-	$574
Postage and Delivery	$215	$-	$215
Professional Fees	$53,448	$22,674	$77,347
Rent Expenses	$8,945	$6,964	$16,490
Sales Tax Expenses	$94	$-	$94
Utilities
Electricity Expense	$1,416	$1,282	$2,784
Gas Expenses	$-	$550	$550
Total Utilities	$1,416	$1,832	$3,334
Website Expense	$1,750		$1,750
Total Expense	$67,858	$32,110	$102,166

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months period ended June 30, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $66,590 and $ 32,041 for the year ended June 30, 2012 and 2011, and $ 100,826 for the cumulative period of May 10, 2010 to June 30, 2012.

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

Liquidity and Capital Resources

	At June 30	At June 30
	2012	2011

Current Ratio	1.76	0.00
Cash	$28,924	$6,299
Working Capital	$18,448	$6,879
Total Assets	$42,755	$6,879
Total Liabilities	$24,307	$-

Total Equity	$18,448	$6,879

Total Debt/Equity	1.32	0.00

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
_______
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $28,924 at June 30, 2012 and working capital of $18,448. There were total liabilities of $24,307 included $24,213 loan from shareholders and $94 sales tax payable at June 30, 2012.

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

As of June 30, 2012, $24,213 has been advanced under this agreement.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements

GOLDEN OASIS NEW ENERGY GROUP, INC.

(A Development Stage Enterprise)

Audited Financial Statements

As of June 30, 2012 and 2011

Table of Contents

Independent Auditor’s Report on the Financial Statements	F-2

Balance Sheet	F-3

Statement of Loss	F-4

Shareholders Equity	F-5

Cash Flows	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of Golden Oasis New Energy Group, Inc

We have audited the accompanying balance sheets of Golden Oasis New Energy Group, Inc. as of June 30, 2012 and 2011, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2012, June 30, 2011, and the cumulative period May 10, 2010  (date of inception ) through June 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Oasis New Energy Group, Inc. as of June 30, 2012 and 2011, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2012, June 30, 2011, and the cumulative period from May 10, 2010 (date of inception) through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F Going Concern, the Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.
Enterprise CPAs, Ltd.
Chicago, IL 60616
October 11, 2012

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	June 30	June 30
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$28,924	$6,299
Inventory	13,831	-
Prepaid Rent	-	580
Total Current Assets	$42,755	$6,879

TOTAL ASSETS	$42,755	$6,879

LIABILITIES & EQUITY
Other current liabilities:
Loan from shareholders	$24,213	$-
Sales Tax Payable	94	-
Total other current liabilities	$24,307	$-

Total liabilities	$24,307	$-

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,493,090 shares issued and outstanding.	$6,494	$5,712
Paid-in capital	112,780	35,404
Deficit accumulated during the development stage	(100,826)	(34,236)
Accumulated other comprehensive loss	-	-
Total stockholders' equity	$18,448	$6,879

TOTAL LIABILITIES & EQUITY	$42,755	$6,879

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Year Ended	Year Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	June 30, 2012	June 30, 2011	June 30, 2012

Revenues	$6,966	$-	$6,966
Cost of Goods Sold	5,708	-	5,708
Gross Profit	$1,258	$-	$1,258

Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	67,858	32,110	102,166

Depreciation and amortization expenses	-	-	-
Total Operating Expenses	$67,858	$32,110	$102,166

Operating Loss	$(66,600)	$(32,110)	$(100,908)

Investment income, net	$10	$70	$82
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(66,590)	$(32,041)	$(100,826)
Loss tax expense	$-	$-	$-
Net loss	$(66,590)	$(32,041)	$(100,826)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.02)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive Loss	$(66,590)	$(32,041)	$(100,826)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 (Date of Inception)
through June 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the period
ended June 30, 2012				$(66,590)		$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended June 30,	Year Ended June 30,	Cumulative from May 10, 2010 (Date of Inception) Through
	2012	2011	June 30, 2012
Operating Activities:
Net loss	$(66,590)	$(32,041)	$(100,826)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	5,000	10,000	15,000
Inventory	(13,831)	-	(13,831)
Prepaid Rent	580	6,964	-
Sales Tax Payable	94	-	94
Net cash provided by operating activities	$(74,747)	$(15,077)	$(99,563)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$24,213	$(9,349)	$24,213
Proceeds from issuance of common stock	73,159	6,115	104,274
Net cash provided by financing activities	$97,372	$(3,234)	$128,487

Net increase (decrease) in cash and cash equivalents	$22,625	$(18,311)	$28,924
Cash and cash equivalents at beginning of the year	$6,299	$24,610	$-
Cash and cash equivalents at end of year	$28,924	$6,299	$28,924

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434.  Golden Oasis New Energy Group, Inc. wholly owned branch located in the State of Illinois and has principal office at 2112 Stonington Ave Hoffman Estates IL 60169.

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

Our major supplier for Lithium battery is ZHEJIANG UNITED POWER ENERGY CO., LTD, a corporation duly organized under the laws of the People’s Republic of China having its principal location of business at No.489 Jianduan Road, Qingshan Industrial Park, Tonglu, and Hangzhou, Zhejiang, China. It was established in 2008 specializing in in developing, producing, and selling the high-power lithium-ion battery cells as well as the battery packages. On June 1st, 2011, Golden Oasis New Energy Group, Inc. signed a one year distribution agreement with ZHEJIANG UNITED POWER ENERGY CO., LTD. ZHEJIANG UNITED POWER ENERGY CO., LTD.

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2012 and June 30, 2011, there were $28,924 and $6,299 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2012 and 2011 there were no fixed assets in the Company’s balance sheets.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method.  In accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services of $10,000 at $0.10 per share.

On June 13, 2012, 50,000 shares were issued to Pivo Associates for services of $5,000 at $0.10 per share.

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

As of June 30, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other type of securities were issued.  Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of June 30, 2012, the Company had 46 pieces of Lithium battery at a cost of $13,831.

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

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had total revenue of $6,966 for the fiscal year ended at June 30, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2012, a total of $5,708 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the year ended June 30, 2012 and 2011, the Company incurred $67,858 and $32,110 operating expenses respectively, and $102,166 of operation expenses incurred for the period of May 10,2010 date of inception to June 30, 2012.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the year ended June 30, 2012 and 2011, the Company incurred $53,448  and $22,674 respectively, and $77,347 of professional fees expense incurred for the period of May 10,2010 date of inception to June 30,2012.

Detail was shown below:

	Year Ended	Year Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	June 30, 2012	June 30, 2011	June 30, 2012
Professional Fees
Accounting & Auditing Fees	$15,000	$-	$15,000
Legal expenses	$23,600	$22,674	$47,499
SEC filling fees	$2,331	$-	$2,331
Professional Fees - Other	$12,517	$-	$12,517
Total Professional Fees	$53,448	$22,674	$77,347

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

Operating Leases

The Company entered into a lease for its corporate offices in under terms of non-cancelable operating leases. The lease term is from August 1, 2011 through August 31, 2012 and requires a $697 monthly lease payment, and this office is located at 2112A Stonington Ave, Hoffman Estates, IL 60195.

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

Loans to Officer/Shareholder

As of June 30, 2010, there was an amount of $9,350 loans from Officer for setting up the company. And the same amount has been returned to the Officer in March 2011.

From the period of July 1 2011 to March 2012, the company’s officer Keming Li additional loan $67,159 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1 2012 to June 30 2012, the company’s officer Keming Li additional loan $24,213 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $0.10 per share.

As of June 30, 2012, the balance for loans from shareholder is $24,213.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2011 total 4,000,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share

KEMING LI	President	2,000,000	$10,000.00	5/10/2010	35.02%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	35.02%
Total		4,000,000	$20,000.00		70.04%

* The percentage of common shares was based on the total outstanding shares of $5,711,500 as June 30, 2011.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Common Shares Issued to Executive and Non-Executive Officers and Directors (Continue)

As of June 30, 2012 total 4,671,590 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share

KEMING LI	President	2,671,590	$77,159.00	5/10/2010 & 6/13/2012	41.15%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	30.80%
Total		4,671,590	$87,159.00		71.95%

*The percentage of common shares was based on the total outstanding shares of 6,493,090 as June 30, 2012.

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

On May 10, 2010, three founders of the Company, Keming Li, Guoling Jin, and Madison Li purchased 5,000,000 shares at $0.005 per share. The proceeds of $25,000 were received.

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31shareholders. The proceeds of $6,115.00 were received.

On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services at $0.10 per share.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY(Continued)

On September 8, 2011, 60,000 common shares were issued at $0.10 per share to six non-affiliated shareholders. The proceeds of $6,000.00 were received.

On June 13, 2012, the Company exchanged $67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $0.10 per share.

On June 13, 2012, 50,000 shares were issued to Pivo Associates for services at $0.10 per share.

Therefore, as of June 30, 2012, the total 6,493,090 shares were issued and outstanding.

NOTE E – SUBSEQUENT EVENT

The Company entered into a new lease for its corporate offices in under terms of non-cancelable operating leases on July 27, 2012. The lease term is from September 1, 2012 through August31, 2013 and requires a $600 monthly lease payment, and this office is located at 2106 Stonington Ave, Hoffman Estates, IL 60169.

NOTE F– GOING CONCERN

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

As of June 30, 2012 the cash and cash equivalent balance was $28,924 and there is cumulative loss of $100,826 for the cumulative period from May 10, 2010 (Date of Inception) to June 30, 2012.

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

Therefore with Mr. Keming Li’s financial support, the Company can remain viable for at least 12 months.

Exhibit A Operating Expense Details

	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,	Cumulative from May 10 2010 (Date of Inception) Through June 30,
	2012	2011	2010	2012
Expense
Advertising and Promotion	$100	$-	$-	$100
Automobile Expense	$7	$-	$-	$7
Bank Service Charges	$180	$38	$136	$354
Computer & Internet Expense	$503	$321	$148	$972
Garbage Expense	$626	$281	$22	$929
License & Registration	$574	$-	$-	$574
Postage and Delivery	$215	$-		$215
Professional Fees	$53,448	$22,674	$1,225	$77,347
Rent Expenses	$8,945	$6,964	$580	$16,490
Sales Tax Expenses	$94	$-	$-	$94
Utilities
Electricity Expense	$1,416	$1,282	$86	$2,784
Gas Expenses	$-	$550	$-	$550
Total Utilities	$1,416	$1,832	$86	$3,334
Website Expense	$1,750			$1,750
Total Expense	$67,858	$32,110	$2,197	$102,166

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 30, 2012.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of June 30, 2012, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the following:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company.  This material weakness also relates to a lack of personnel with expertise in preparing financial statements in accordance with U.S. GAAP, in addition to the small size of the staff.

2.  Lack of Internal Audit Function – We lack sufficient resources to perform the internal audit function.

In order to mitigate these material weaknesses to the fullest extent possible, the Company continues to study the implementation of additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer is as follows:

Name	Age	Position

Keming Li	50	Chairman & CEO

Guoling Jin	47	CFO & Director

Keming Li, Ph.D joined us in May, 2010 as Chairman of Board of Directors, Chief Executive Officer. He was President of Keling Technology Inc, USA, a corporation doing business of distribution of Battery, Automation Components, and Power Supply from April 2002 to May 2010. In 1994, he graduated from University Of IL at Chicago Majoring in Material Science of Engineering. From 1979-1983, he studied at China Petroleum University on Dept. of Mechanical Engineering for Bachelor of Science. He continued to study at North Eastern Petroleum University from 1983-1986 for his Master Degree. As a member of the board, Dr. Li contributes his knowledge of the company and a deep understanding of all aspects of our business, products and markets, as well substantial experience developing corporate strategy, assessing emerging industry trends, and business operations.

Guoling Jin has served as CFO & Director since inception in May 2010. She was Vice President, New Business Development of Keling Technology Inc, which distributes Battery, Automation Components, Power Supply from 2006-2010. She studied at Lewis University for MBA (Pending) in 1998. She studied at China Petroleum University from 1983 to 1986 and received a Bachelor Degree in 1986.  As a member of the board, Ms. Jin contributes significant industry-specific experience and expertise on our products and services.

Keming Li and Guoling Jin jointly owned Keling Technology Inc, 50% each. Keling Technology ceased operations in December 2011 and is now inactive. Sales made in the latter part of 2011 from Keling Technology’s website were for inventory clearance purposes only. No new products were ordered. There were not any new purchases and new sales except the inventory clearance sales. We expected to complete the inventory clearance in April 2012, although it may be longer depending upon how long it takes to fully clear the inventory, and once the clearance is done, Keling Technology will discontinue its website.

Family Relationships

Keming Li and Guoling Jin are husband and wife.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended June 30, 2012, and June 30, 2011.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Keming Li - CEO	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Guoling Jin - CFO	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2012
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Keming Li	0	0	0	0	0	0	0	0	0
Guoling Jin	0	0	0	0	0	0	0	0	0

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our Board of Directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our Board of Directors.

As of the date of this report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer’s employment with our company, from a change in control of our company or a change in such officer’s responsibilities following a change in control.

Board of Directors

Director Compensation for year ended June 30, 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Keming Li	0	0	0	0	0	0	0
Guoling Jin	0	0	0	0	0	0	0

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 2106 Stonington Avenue Hoffman Estates IL 60169.

Name	Number of Shares of Common stock	Percentage
Keming Li [1]	4,671,590	71.95%
Guoling Jin [1]	4,671,590	71.95%
Madison Li [2]	1,000,000	15.40%
All executive officers and directors as a group [2 persons]	4,671,590	71.95%

[1] Mr. Keming Li and Mrs. Guoling Jin are husband and wife.  The shares issued to two individuals separately with two subscriptions, each got 2,000,000 shares.  Each disclaim beneficial ownership of the others’ shares. On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

[2] Ms. Madison Li is the 21 year old daughter of Mr. Keming Li & Mrs. Guoling Jin not living at her parents’ address.  Mr. Keming Li & Mrs. Guoling Jin disclaim beneficial ownership of these shares.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,493,090 shares of common stock outstanding as of June 30, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Loans to Officer/Shareholder

As of June 30, 2010, there was an amount of $9,350 loans from Officer for setting up the company. And the same amount has been returned to the Officer in March 2011.

From the period of July 1 2011 to March 2012, the company’s officer Keming Li additional loan $ 67,159 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1 2012 to June 30 2012, the company’s officer Keming Li additional loan $ 24,213 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

As of June 30, 2012, the balance for loans from shareholder is $ 24,213.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2011 total 4,000,000 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
KEMING LI	President	2,000,000	$10,000.00	5/10/2010	35.02%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	35.02%
Total		4,000,000	$20,000.00		70.04%

*The percentage of common shares was based on the total outstanding shares of $5,711,500 as June 30, 2011.

As of June 30, 2012 total 4,671,590 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
KEMING LI	President	2,671,590	$77,159.00	5/10/2010 & 6/13/2012	41.15%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	30.80%
Total		4,671,590	$87,159.00		71.95%

*The percentage of common shares was based on the total outstanding shares of 6,493,090 as June 30, 2012.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended June 30, 2012 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2011.

	2011	2012

Audit Fees	$15,000	$15,000
Audit-Related Fees		$5,000
Tax Fees
All Other Fees
Total	$15,000	$20,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Keming Li	October 16, 2012	/s/ Keming Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Keming Li	Keming Li	Principal Executive Officer and Director	October 16, 2012

/s/ Guoling Jin	Guoling Jin	Principal Financial Officer and Principal Accounting Officer	October 16, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

31.2	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

32.2 *	CERTIFICATION of CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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