Form 10-Q
period 2012-09-30
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2012-11-13
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

2112A STONINGTON AVENUE
HOFFMAN ESTATES, IL 60169

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

As of November 1, 2012 there were 6,493,090 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Golden Oasis New Energy Group, Inc.

Financial Statement (Unaudited)

Three Months Ended September 30, 2012 and 2011

Contents

Balance Sheet	3

Statement of Loss	4

Shareholders Equity	5

Cash Flows	6

Notes to Financial Statements	7

Exhibit A	20

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET
	September 30,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$26,356	$28,924
Inventory	19,030	13,831
Prepaid Rent	-	-
Total Current Assets	$45,386	$42,755

TOTAL ASSETS	$45,386	$42,755

LIABILITIES & EQUITY
Current liabilities:
Account payable	$8,000	$-
Total current liabilities	$8,000	$-

Other current liabilities:
Loan from shareholders	$37,577	$24,213
Sales Tax Payable	94	94
Total other current liabilities	$37,671	$24,307

Total liabilities	$45,671	$24,307

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,493,090 shares issued and outstanding.	$6,494	$6,494
Paid-in capital	112,780	112,780
Deficit accumulated during the development stage	(119,559)	(100,826)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(285)	$18,448
TOTAL LIABILITIES & EQUITY	$45,386	$42,755

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
			May 10, 2010
	Three Month Ended September 30,	Three Month Ended September 30,	(Date of Inception) Through September 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$7,093	$-	$14,059
Cost of Goods Sold	$4,423	$-	$10,131
Gross Profit	$2,670	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$21,403	$21,734	$123,569

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$21,403	$21,734	$123,569

Operating Loss	$(18,733)	$(21,734)	$(119,641)

Investment income, net	$-	$1	$82
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(18,733)	$(21,733)	$(119,559)
Loss tax expense	$-	$-	$-
Net loss	$(18,733)	$(21,733)	$(119,559)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.02)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(18,733)	$(21,733)	$(119,559)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through Sep 30, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805
Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)
Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879
Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the period
ended June 30, 2012				$(66,590)		$(66,590)
Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448
Net loss for the period
ended Sep 30, 2012				$(18,733)		$(18,733)
Balance Sep 30, 2012	6,493,090	$6,494	$112,780	$(119,559)	$-	$(285)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			May 10, 2010
	Three Month Ended September 30,	Three Month Ended September 30,	(Date of Inception) Through September 30,
	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(18,733)	$(21,733)	$(119,559)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	-	15,000
Inventory Asset	(5,199)		(19,030)
Account Payable	8,000		8,000
Prepaid Rent	-	580	-
Sales Tax Payable	-	-	94
Net cash provided by operating activities	$(15,932)	$(21,153)	$(115,495)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$13,365	$46,291	$37,577
Proceeds from issuance of common stock	-	6,000	104,274
Net cash provided by financing activities	$13,365	$52,291	$141,851

Net increase (decrease) in cash and cash equivalents	$(2,567)	$31,139	$26,356
Cash and cash equivalents at beginning of the period	$28,924	$6,299	$-
Cash and cash equivalents at end of the period	$26,356	$37,437	$26,356

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434.  Golden Oasis New Energy Group, Inc. wholly owned branch located in the State of Illinois and has principal office at 2106 Stonington Ave, Hoffman Estates, IL 60169.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2012 and 2011, cash and cash equivalents are $26,356 and $37,437 respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of September 30, 2012 there were no fixed assets in the Company’s balance sheets.

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

As of September 30, 2012, the Company only issued one type of shares, i.e., common shares only.  There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of September 30, 2012, the Company had 221 pieces of Lithium battery at a cost of $19,030.

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

The Company had total revenue of $7,093 for the fiscal quarter ended at September 30, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended September 30, 2012, a total of $4,423 Cost of Goods Sold was recorded.

Operating Leases

The Company entered into a new lease for its corporate offices in under terms of non-cancelable operating leases on July 27, 2012. The lease term is from September 1, 2012 through August 31, 2013 and requires a $600 monthly lease payment, and this office is located at 2106 Stonington Ave, Hoffman Estates, IL 60169.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the quarter ended September 30, 2012 and 2011, the Company incurred $21,403 and $21,734 operating expenses respectively, and $123,569 of operation expenses incurred for the period of May 10, 2010 date of inception to September 30, 2012.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the fiscal quarter ended September 30, 2012 and 2011, the Company incurred $18,738 and $18,274 respectively, and $96,085 of professional fees expense incurred for the period of May 10, 2010 date of inception to September 30, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees (Continued)

Detail was shown below:

			Cumulative from
	Three	Three	May 10, 2010 (Date
	Month Ended September 30,	Month Ended September 30,	of Inception) Through
	2012	2011	Sep 30, 2012
Professional Fees
Accounting & Auditing Fees	$5,000	$5,000	$20,000
Legal expenses	$3,000	$11,600	$50,499
SEC filling fees	$3,238	$1,674	$5,569
Professional Fees - Other	$7,500	$-	$20,017
Total Professional Fees	$18,738	$18,274	$96,085

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 855	May 2009	Subsequent Events
ASC 105	June 2009	The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162
ASC 820	August 2009	Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value
ASC 260	September 2009	Earnings per Share – Amendments to Section 260-10-S99

ASC 820	September 2009	Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent)
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 470	October 2009	Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 310 Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses	July 201
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

From the period of July 1 2012 to September 30 2012, the company’s officer Keming Li additional loan $13,364 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

As of September 30, 2012, the balance for loans from shareholder is $37,577.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2012 total 4,671,590 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
KEMING LI	President	2,671,590	$77,159.00	5/10/2010 & 6/13/2012	41.15%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	30.80%
Total		4,671,590	$87,159.00		71.95%

*The percentage of common shares was based on the total outstanding shares of 6,493,090 as September 30, 2012.

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

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31 shareholders. The proceeds of $6,115.00 were received.

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

Therefore, as of September 30, 2012, the total 6,493,090 shares were issued and outstanding.

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

As of September 30, 2012 the cash and cash equivalent balance was $26,356 and there is cumulative loss of $119,559 for the cumulative period from May 10, 2010 (Date of Inception) to September 30, 2012.

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

Exhibit A Operating Expense Details
			Cumulative from
			May 10, 2010
	Three Month Ended September 30,	Three Month Ended September 30,	(Date of Inception) Through September 30,
	2012	2011	2012
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$140	$80	$494
Business Licenses and Permits	$-	$-	$574
Computer and Internet Expense	$-	$82	$972
Garbage Expense	$115	$224	$1,044
Postage and Delivery	$251	$-	$466
Professional Fees	$18,738	$18,274	$96,085
Rent Expenses	$1,994	$2,672	$18,484
Sales Tax Expenses	$-	$-	$94
Utilities
Electricity Expense	$165	$402	$2,949
Gas Expenses	$-	$-	$550
Total Utilities	$165	$402	$3,499
Website Expense	$-	$-	$1,750
Total Expense	$21,403	$21,734	$123,569

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

For the period of July 1, 2011 to September, 2012, the Company had total revenue of $7,093 and a total of $4,423 Cost of Goods Sold was recorded.

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

Results of Operations

For the three month period from July 1, 2012 to September 30, 2012:

Revenue

The Company had total revenue of $7,093 for the fiscal quarter ended at September 30, 2012.

Cost of Revenue

For the fiscal quarter ended September 30, 2012, a total of $4,423 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended September 30, 2012 and 2011, there were total of $21,403 and $21,734 operating expenses.

For the cumulative period from May 10, 2010 to September 30, 2012, there were total of $123,569 operating expenses. Detail is shown in the below table:

	Three Month Ended September 30,	Three Month Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2012	2011	2012
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$140	$80	$494
Business Licenses and Permits	$-	$-	$574
Computer and Internet Expense	$-	$82	$972
Garbage Expense	$115	$224	$1,044
Postage and Delivery	$251	$-	$466
Professional Fees	$18,738	$18,274	$96,085
Rent Expenses	$1,994	$2,672	$18,484
Sales Tax Expenses	$-	$-	$94
Utilities
Electricity Expense	$165	$402	$2,949
Gas Expenses	$-	$-	$550
Total Utilities	$165	$402	$3,499
Website Expense	$-	$-	$1,750
Total Expense	$21,403	$21,734	$123,569

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months period ended September 30, 2012 and 2010 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $18,733 and $21,734 for the three months period ended September 30, 2012 and 2011, and $119,641 for the cumulative period of May 10, 2010 to September 30, 2012.

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

Liquidity and Capital Resources

	At September 30,	At June 30,
	2012	2012

Current Ratio	0.99	1.76
Cash	$26,356	$28,924
Working Capital	$(285)	$18,448
Total Assets	$45,386	$42,755
Total Liabilities	$45,671	$24,307

Total Equity	$(285)	$18,448

Total Debt/Equity	1.31	1.32

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $26,356 at September 30, 2012 and negative working capital of $285. There were total liabilities of $45,671 at September 30, 2012.

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

As of September 30, 2012, $37,577 has been advanced under this Agreement.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2012, our disclosure controls and procedures are effective.

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

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2012.

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

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Keming Li	November 13, 2012	/s/ Keming Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Keming Li	Keming Li	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	November 13, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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