Form 10-Q
period 2012-12-31
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2013-02-20
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐  TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Golden Oasis New Energy Group, Inc.
(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

1000 East Armstrong Street Morris, IL	60450
(Address of principal executive offices)	(Zip Code)

SEC File No.  333-175482

Issuer’s telephone number:  815-941-9888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of February 19, 2013 there were 6,493,090 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Golden Oasis New Energy Group, Inc.

Financial Statement (Unaudited)

Three Months Ended December 31, 2012 and 2011

Contents

Balance Sheet	F-2

Statement of Loss	F-3

Shareholders Equity	F-4

Cash Flows	F-5

Notes to Financial Statements	F-5

Exhibit A	F-17

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	December 31	June 30
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,384	$28,924
Inventory	19,030	13,831
Prepaid Rent	-	-
Total Current Assets	$40,414	$42,755

TOTAL ASSETS	$40,414	$42,755

LIABILITIES & EQUITY
Current liabilities:
Account payable	$24,500	$-
Total current liabilities	$24,500	$-

Other current liabilities:
Loan from shareholders	$39,317	$24,213
Sales Tax Payable	94	94
Total other current liabilities	$39,411	$24,307

Total liabilities	$63,911	$24,307

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,493,090 shares issued and outstanding.	$6,494	$6,494
Paid-in capital	112,780	112,780
Deficit accumulated during the development stage	(142,771)	(100,826)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(23,497)	$18,448
TOTAL LIABILITIES & EQUITY	$40,414	$42,755

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six Month Ended December 31	Six Month Ended December 31	Three Month Ended December 31	Three Month Ended December 31	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$7,093	$-	$-	$-	$14,059
Cost of Goods Sold	$4,423	$-	$-	$-	$10,131
Gross Profit	$2,670	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$44,615	$24,958	$23,212	$3,224	$146,781

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$44,615	$24,958	$23,212	$3,224	$146,781

Operating Loss	$(41,945)	$(24,958)	$(23,212)	$(3,224)	$(142,853)

Investment income, net	$-	$6	$-	$4	$82
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(41,945)	$(24,952)	$(23,212)	$(3,220)	$(142,771)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(41,945)	$(24,952)	$(23,212)	$(3,220)	$(142,771)

Net loss per common share- Basics	$(0.01)	$(0.00)	$(0.00)	$(0.00)	$(0.02)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(41,945)	$(24,952)	$(23,212)	$(3,220)	$(142,771)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2012

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the period
ended June 30, 2012				$(66,590)		$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Net loss for the period
ended December 31, 2012				$(41,945)		$(41,945)

Balance December 31, 2012	6,493,090	$6,494	$112,780	$(142,771)	$-	$(23,497)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Month Ended December 31	Six Month Ended December 31	Three Month Ended December 31	Three Month Ended December 31	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(41,945)	$(24,952)	$(23,212)	$(3,220)	$(142,771)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	15,000
Inventory Asset	(5,199)		-		(19,030)
Account Payable	24,500		16,500		24,500
Prepaid Rent	-	580	-	-	-
Sales Tax Payable	-	-	-	-	94
Net cash provided by operating activities	$(22,644)	$(24,372)	$(6,712)	$(3,220)	$(122,207)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$15,105	$46,291	$1,740	$-	$39,317
Proceeds from issuance of common stock	-	6,000	-	-	104,274
Net cash provided by financing activities	$15,105	$52,291	$1,740	$-	$143,591

Net increase (decrease) in cash and cash equivalents	$(7,539)	$27,919	$(4,972)	$(3,220)	$21,384
Cash and cash equivalents at beginning of the period	$28,924	$6,299	$26,357	$37,438	$-
Cash and cash equivalents at end of the period	$21,384	$34,217	$21,384	$34,217	$21,384

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434. Golden Oasis New Energy Group, Inc. wholly owned branch located in the State of Illinois and its principal office is at 1000 E. Armstrong Street, Morris, IL 60445.

The Company was previously engaged in selling the lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder, Chief Executive and Financial Officer and Tzongshyan George Sheu the Vice-president and Secretary of the Company.

In connection with this change of control, we discontinued our current business.  It is anticipated we will acquire First America Metal Corporation, a privately held scrap metail wholesaler, a business owned primarily by Mr. Jian Li, in the next few months depending upon completion of audit and preparation of required filing on Form 8-K.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012, cash and cash equivalents are $21,384.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of December 31, 2012 there were no fixed assets in the Company’s balance sheets.

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

As of December 31, 2012, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of December 31, 2012, the Company had 221 pieces of Lithium battery at a cost of  $19,030.

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

The Company had zero revenue for the fiscal quarter ended at December 31, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended December 31, 2012, zero Cost of Goods Sold was recorded.

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

For the quarter ended December 31, 2012 and 2011, the Company incurred $23,212 and $3,224 operating expenses respectively, and $146,781 of operation expenses incurred for the period of May 10, 2010 date of inception to December 31, 2012.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the fiscal quarter ended December 31, 2012 and 2011, the Company incurred $21,000 and $520 respectively, and $117,085 of professional fees expense incurred for the period of May 10, 2010 date of inception to December 31, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees (Continued)

Detail was shown below:

	Three Month Ended December 31,	Three Month Ended December 31,	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2012	2011	2012
Professional Fees
Accounting & Auditing Fees	$15,000	$-	$35,000
Legal expenses	$6,000	$-	$56,499
SEC filling fees	$-	$520	$5,569
Professional Fees - Other	$-	$-	$20,017
Total Professional Fees	$21,000	$520	$117,085

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

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

From the period of July 1, 2011 to March 2012, the company’s officer Keming Li additional loan $67,159 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1, 2012 to June 30, 2012, the company’s officer Keming Li additional loan $24,213 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $0.10 per share.

From the period of July 1, 2012 to December 31, 2012, the company’s officer Keming Li additional loan $15,104 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

As of December, 2012, the balance for loans from shareholder is $39,317.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2012 total 4,671,590 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Amount	Date	% of Common Share
Keming LI	President	2,671,590	$77,159.00	5/10/2010 & 6/13/2012	41.15%
GUOLING JIN	Secretary	2,000,000	$10,000.00	5/10/2010	30.80%
Total		4,671,590	$87,159.00		71.95%

*The percentage of common shares was based on the total outstanding shares of 6,493,090 as of December 31, 2012.

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

On June 13, 2012, 50,000 shares were issued to Pivo Associates for services at 0.10 per share.

Therefore, as of December 31, 2012, the total 6,493,090 shares were issued and outstanding.

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

As of December 31, 2012 the cash and cash equivalent balance was $21,384 and there is cumulative loss of $142,771 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2012.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F- SUBSEQUENT EVENT

Changes in Control of Registrant.

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder, Chief Executive and Financial Officer and Tzongshyan George Sheu the Vice-president and Secretary of the Company.

As a result, a change of control of the Company has taken place, February 6, 2013, whereby said shareholder Mr. Jian Li now owns 5,388,010 of the Company's common stock out of a total of 6,493,090 total common stock outstanding.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers.

(a)           On February 6, 2013 Mr. Keming Li and Ms. GUOLING JIN, presented to the Board of the Company a letter of resignation whereby they resigned from their positions as officers and directors with the Company, effective at 11:59 A.M. on February 6, 2013.  Their resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE F- SUBSEQUENT EVENT (CONTINUED)

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers. (Continued)

(b)           On February 6, 2013, the stockholders of the Company holding a majority in interest of the Company’s voting equity, approved by written consent and the members of the board of directors (the “Board”) of the Company approved by unanimous written consent, (i) the acceptance of resignation of Mr. Keming Li and Ms. GUOLING JIN from their positions as officers and directors of the Company, and (ii) the appointment of Mr. Jain Li as Chief Executive Officer and Director and Mr. Tzongshyan George  Sheu as Secretary and Director of the Company.

Exhibit A Operating Expense Details
	Six Month Ended December 31	Six Month Ended December 31	Three Month Ended December 31	Three Month Ended December 31	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2012	2011	2012	2011	2012
Expense
Advertising and Promotion	$-	$-	$-	$-	$100
Automobile expense	$-	$-	$-	$-	$7
Bank Service Charges	$245	$80	$105	$-	$599
Business Licenses and Permits	$307	$-	$307	$-	$881
Computer and Internet Expense	$-	$217	$-	$135	$971
Garbage Expense	$115	$396	$-	$172	$1,044
Postage and Delivery	$251	$-	$-	$-	$466
Professional Fees	$39,738	$18,794	$21,000	$520	$117,085
Rent Expenses	$3,794	$4,763	$1,800	$2,091	$20,284
Sales Tax Expenses	$-	$-	$-	$-	$94
Utilities	$165	$708	$-	$306	$3,500
Website Expense	$-	$-	$-	$-	$1,750
Total Expense	$44,615	$24,958	$23,212	$3,224	$146,781

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

Overview

We were previously engaged in selling the lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder, Chief Executive and Financial Officer and Tzongshyan George Sheu the Vice-president and Secretary of the Company.

In connection with this change of control, we discontinued our current business.  It is anticipated we will acquire First America Metal Corporation, a privately held scrap metail wholesaler, a business owned primarily by Mr. Jian Li, in the next few months depending upon completion of audit and preparation of required filing on Form 8-K.

The following discussion relates to the operation of our battery business during the relevant periods.

Results of Operations

For the three month period from October 1, 2012 to December 31, 2012:

Revenue

The Company had zero revenue for the fiscal quarter ended at December 31, 2012.

Cost of Revenue

For the fiscal quarter ended December 31, 2012, zero Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended December 31, 2012 and 2011, there were total of $23,212, and $3,224 operating expenses.

For the cumulative period from May 10, 2010 to December 31, 2012, there were total of $146,781 operating expenses. Detail is shown in the below table:

	Three Month Ended December 31 2012	Three Month Ended December 31 2011	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2012
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$105	$-	$599
Business Licenses and Permits	$307	$-	$881
Computer and Internet Expense	$-	$135	$971
Garbage Expense	$-	$172	$1,044
Postage and Delivery	$-	$-	$466
Professional Fees	$21,000	$520	$117,085
Rent Expenses	$1,800	$2,091	$20,284
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$306	$3,500
Website Expense	$-	$-	$1,750
Total Expense	$23,212	$3,224	$146,781

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months period ended December 31, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $23,212 and $3,220 for the three months period ended December 31, 2012 and 2011, and $142,771 for the cumulative period of May 10, 2010 to December 31, 2012.

For the six month period from July 1, 2012 to December 31, 2012:

Revenue

The Company had total revenue of $7,093  and $0.00 for the six month period ended at December 31, 2012 and six month period ended at December 31, 2011.

Cost of Revenue

For the six month period ended December 31, 2012 and December 31, 2011, a total of $4,423 and $0.00 Cost of Goods Sold was recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2012 and 2011, there were total of $44,615 and $24,958 operating expenses.

For the cumulative period from May 10, 2010 to December 31, 2012, there were total of $146,781 operating expenses. Detail is shown in the below table:

	Six Month Ended December 31 2012	Six Month Ended December 31 2011	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2012
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$245	$80	$599
Business Licenses and Permits	$307	$-	$881
Computer and Internet Expense	$-	$217	$971
Garbage Expense	$115	$396	$1,044
Postage and Delivery	$251	$-	$466
Professional Fees	$39,738	$18,794	$117,085
Rent Expenses	$3,794	$4,763	$20,284
Sales Tax Expenses	$-	$-	$94
Utilities	$165	$708	$3,500
Website Expense	$-	$-	$1,750
Total Expense	$44,615	$24,958	$146,781

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months period ended December 31, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $41,945 and $24,952 for the six months period ended December 31, 2012 and 2011, and $142,771 for the cumulative period of May 10, 2010 to December 31, 2012.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Golden Oasis New Energy Group, Inc.  There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At December 31	At June 30
	2012	2012

Current Ratio	0.63	1.76
Cash	$21,384	$28,924
Working Capital	$(23,497)	$18,448
Total Assets	$40,414	$42,755
Total Liabilities	$63,911	$24,307

Total Equity	$(23,497)	$18,448

Total Debt/Equity	1.31	1.32

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $21,384 at December 31, 2012 and negative working capital of $23,497. There were total liabilities of $63,911 at December 31, 2012.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director, as described below.  These costs are estimated to be less than $75,000 annually.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2012, our disclosure controls and procedures are not effective.

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

None

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended December 31, 2012.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 20, 2013	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	February 20, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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