Form 10-Q
period 2013-03-31
GOLDEN OASIS NEW ENERGY GROUP, INC.
filed 2013-05-13
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013 there were 6,493,090 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Golden Oasis New Energy Group, Inc.

Financial Statement (Unaudited)

Three Months Ended March 31, 2013 and 2012

Contents

Balance Sheet	5

Statement of Loss	6

Shareholders Equity	7

Cash Flows	8

Notes to Financial Statements	9

Exhibit A	20

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	June 30
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$472	$28,924
Inventory	-	13,831
Prepaid Rent	-	-
Total Current Assets	$472	$42,755

TOTAL ASSETS	$472	$42,755

LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,500	$-
Total current liabilities	$3,500	$-

Other current liabilities:
Loan from shareholders	$25,788	$24,213
Sales Tax Payable	-	94
Total other current liabilities	$25,788	$24,307

Total liabilities	$29,288	$24,307

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,493,090 shares issued and outstanding.	$6,494	$6,494
Paid-in capital	112,780	112,780
Deficit accumulated during the development stage	(148,090)	(100,826)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(28,816)	$18,448
TOTAL LIABILITIES & EQUITY	$472	$42,755

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Month Ended March 31	Nine Month Ended March 31	Three Month Ended March 31	Three Month Ended March 31	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$7,093	$-	$-	$-	$14,059
Cost of Goods Sold	$4,423	$-	$-	$-	$10,131
Gross Profit	$2,670	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$49,935	$59,486	$5,319	$34,528	$152,100

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$49,935	$59,486	$5,319	$34,528	$152,100

Operating Loss	$(47,265)	$(59,486)	$(5,319)	$(34,528)	$(148,172)

Investment income, net	$1	$9	$-	$3	$82
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(47,264)	$(59,477)	$(5,319)	$(34,525)	$(148,090)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(47,264)	$(59,477)	$(5,319)	$(34,525)	$(148,090)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Net loss per common share- Diluted	$0.01	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(47,264)	$(59,477)	$(5,319)	$(34,525)	$(148,090)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through March 31, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)
Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the period
ended June 30, 2012				$(66,590)		$(66,590)
Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Net loss for the period
ended March 31, 2013				$(47,264)		$(47,264)
Balance March 31, 2013	6,493,090	$6,494	$112,780	$(148,090)	$-	$(28,816)

Golden Oasis New Energy Group, Inc.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Month Ended March 31	Nine Month Ended March 31	Three Month Ended March 31	Three Month Ended March 31	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(47,264)	$(59,477)	$(5,319)	$(34,525)	$(148,090)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	15,000
Inventory Asset	13,831	(18,297)	19,030	(18,297)	-
Account Payable	3,500		(21,000)		3,500
Prepaid Rent	-	580	-	-	-
Sales Tax Payable	(94)	-	(94)	-	-
Net cash provided by operating activities	$(30,027)	$(77,194)	$(7,383)	$(52,822)	$(129,590)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$1,575	$67,159	$(13,530)	$20,869	$25,788
Proceeds from issuance of common stock	-	6,000	-	-	104,274
Net cash provided by financing activities	$1,575	$73,159	$(13,530)	$20,869	$130,062

Net increase (decrease) in cash and cash equivalents	$(28,452)	$(4,035)	$(20,913)	$(31,953)	$472
Cash and cash equivalents at beginning of the period	$28,924	$6,299	$21,385	$34,217	$-
Cash and cash equivalents at end of the period	$472	$2,264	$472	$2,264	$472

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president and Chief Financial Officer of the Company.

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation of business and what business does, a business owned primarily by Mr. Jian Li, in the next few months depending upon completion of audit of the First America Metal Corporation and preparation of required filing on Form 8-K.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2013, cash and cash equivalents are $472.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of March 31, 2013, there were no fixed assets in the Company’s balance sheets.

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

As of March 31, 2013, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

There was no inventory as of March 31, 2013.

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

The Company had zero revenue for the fiscal quarter ended at March 31, 2013.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended March 31, 2013, zero Cost of Goods Sold was recorded.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company. Prior to the closing date of February 6, 2013, the monthly rent payment of $600 was paid up to January 31, 2013.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the quarter ended March 31, 2013 and 2012, the Company incurred $5,319 and $34,528 operating expenses respectively, and $152,100 of operation expenses incurred for the period of May 10,2010 date of inception to December 31, 2012.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the quarter ended March 31, 2013 and 2012, the Company incurred $4,458 and $ 29,654 respectively, and $121,543 of professional fees expense incurred for the period of May 10, 2010 date of inception to December 31, 2012.

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees (Continued)

Detail was shown below:

	Nine Month Ended March 31,	Nine Month Ended March 31,	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2013	2012	2013	2012	2013
Professional Fees
Accounting & Auditing Fees	$21,000	$15,000	$1,000	$10,000	$36,000
Legal expenses	$9,600	$23,600	$600	$12,000	$57,099
SEC filling fees	$5,941	$2,306	$2,703	$137	$8,272
Transfer Agent Service	$155		$155		$155
Professional Fees - Other	$7,500	$7,542		$7,517	$20,017
Total Professional Fees	$44,196	$48,448	$4,458	$29,654	$121,543

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

From the period of July 1 2012 to December 31 2012, the company’s officer Keming Li additional loan $15,104 to Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li advanced $3,000 to the Company, and Mr. Jian Li became the loan holder for all the prior loans advanced by Mr. Keming Li. As of March 31, 2013, the total loans from shareholder is $25,788.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2013 total 5,387,925 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian LI	CEO & President	5,387,925	2/6/2013	82.98%
Total		5,387,925		82.98%
____________
*The percentage of common shares was based on the total outstanding shares of 6,493,090 as of March 31, 2013.

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

On February 6, 2013, Mr. Keming Li, Ms. Guolin Jin, Ms Madison Li together sold total 5,387,925 shares to Mr. Jian Li. Therefore, as of March 31, 2012, the total 6,493,090 shares were issued and outstanding.

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

As of December 31, 2012 the cash and cash equivalent balance was $ 21,384 and there is cumulative loss of $ 142,771 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2012.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – CHANGES IN CONTROL OF REGISTRANT

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president and Chief Financial Officer of the Company.

As a result, a change of control of the Company has taken place, February 6, 2013, whereby said shareholder Mr. Jian Li now owns 5,387,925 of the Company's common stock out of a total of 6,493,090 total common stock outstanding.

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

GOLDEN OASIS NEW ENERGY GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE F – CHANGES IN CONTROL OF REGISTRANT (Continued)

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

Golden Oasis New Energy Group, Inc
Exhibit A Operating Expense Details

	Nine Month Ended March 31	Nine Month Ended March 31	Three Month Ended March 31	Three Month Ended March 31	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2013	2012	2013	2012	2013
Expense
Advertising and Promotion		$-	$-	$-	$100
Automobile expense		$7	$-	$7	$7
Bank Service Charges	$273	$150	$28	$70	$627
Business Licenses and Permits	$307	$-		$-	$881
Computer and Internet Expense		$419		$202	$971
Consulting Fee
Custom Fees		$300		$300
Garbage Expense	$115	$511		$115	$1,044
Postage and Delivery	$276	$-	$25	$-	$491
Professional Fees	$44,196	$48,448	$4,458	$29,654	$121,543
Registration & License	$125		$125		$125
Rent Expenses	$4,394	$6,854	$600	$2,091	$20,883
Sales Tax Expenses		$-	$83	$-	$94
Utilities	$166	$1,047		$339	$3,500
Website Expense	$83	$1,750		$1,750	$1,834
Total Expense	$49,935	$59,486	$5,319	$34,528	$152,100

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president and Secretary of the Company.

In connection with this change of control, we discontinued our current business.  It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in the next few months, depending upon completion of audit and preparation of required filing on Form 8-K.

The following discussion relates to the operation of our battery business during the relevant periods.

Results of Operations

For the three month period for March 31, 2013 vs. March 31, 2012:

Revenue

The Company had zero revenue for the fiscal quarters ended at March 31, 2013 and 2012.

Cost of Revenue

For the fiscal quarters ended March 31, 2013 and 2012, zero Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended March 31, 2013 and 2012, there were total of $5,319, and $34,528 operating expenses.

For the cumulative period from May 10, 2010 to March 31, 2013, there were total of $152,100 operating expenses. Detail is shown in the below table:

Golden Oasis New Energy Group, Inc
Expense Details
				Cumulative from
				May 10, 2010 (Date
		Three Month Ended March 31,	Three Month Ended March 31,	of Inception) Through March 31,
		2013	2012	2013
Expense
	Advertising and Promotion	$-	$-	$100
	Automobile expense	$-	$7	$7
	Bank Service Charges	$28	$70	$627
	Business Licenses and Permits		$-	$881
	Computer and Internet Expense		$202	$971
	Consulting Fee
	Custom Fees		$300
	Garbage Expense		$115	$1,044
	Postage and Delivery	$25	$-	$491
	Professional Fees	$4,458	$29,654	$121,543
	Registration & License	$125		$125
	Rent Expenses	$600	$2,091	$20,883
	Sales Tax Expenses	$83	$-	$94
	Utilities		$339	$3,500
	Website Expense		$1,750	$1,834
Total Expense		$5,319	$34,528	$152,100

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months period ended December 31, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $5,319 and $34,528 for the three months period ended March 31, 2013 and 2012, and $148,172 for the cumulative period of May 10, 2010 to March 31, 2013.

For the nine month period for March 31, 2013 vs. March 31, 2012:

Revenue

The Company had total revenue of $7,093 and $0.00 for the nine month period ended at March 31, 2013 and nine month period ended at March 31, 2012.

Cost of Revenue

For the nine month period ended March 31, 2013 and March 31, 2012, a total of $ 4,423 and $ 0.00 Cost of Goods Sold was recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2013 and 2012, there were total of $49,935 and $59,486 operating expenses.

For the cumulative period from May 10, 2010 to March 31, 2013, there were total of $152,100 operating expenses. Detail is shown in the below table:

Golden Oasis New Energy Group, Inc
Operating Expense Details
				Cumulative from
				May 10, 2010 (Date
		Nine Month Ended March 31	Nine Month Ended March 31	of Inception) Through March 31,
		2013	2012	2013
Expense
	Advertising and Promotion		$-	$100
	Automobile expense		$7	$7
	Bank Service Charges	$273	$150	$627
	Business Licenses and Permits	$307	$-	$881
	Computer and Internet Expense		$419	$971
	Consulting Fee
	Custom Fees		$300
	Garbage Expense	$115	$511	$1,044
	Postage and Delivery	$276	$-	$491
	Professional Fees	$44,196	$48,448	$121,543
	Registration & License	$125		$125
	Rent Expenses	$4,394	$6,854	$20,883
	Sales Tax Expenses		$-	$94
	Utilities	$166	$1,047	$3,500
	Website Expense	$83	$1,750	$1,834
Total Expense		$49,935	$59,486	$152,100

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months period ended December 31, 2012 and 2011 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $47,265 and $59,477 for the nine months period ended March 31, 2013 and 2012, and $148,172 for the cumulative period of May 10, 2010 to March 31, 2013.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for Golden Oasis New Energy Group, Inc.  There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

Golden Oasis New Energy Group, Inc.

	At March 31	At June 30
	2013	2012

Current Ratio	0.02	1.76
Cash	$472	$28,924
Working Capital	$(28,816)	$18,448
Total Assets	$472	$42,755
Total Liabilities	$29,288	$24,307

Total Equity	$(28,816)	$18,448

Total Debt/Equity	-1.02	1.32

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders’ Equity.

The Company had cash and cash equivalents of $472 at March 31, 2013 and negative working capital of $28,816. There were total liabilities of $29,288 at March 31, 2013.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director.  Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest.  These costs are estimated to be less than $25,000 annually until we close our potential acquisition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

After our potential acquisition, we may still need to secure additional debt or equity funding.. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2013, our disclosure controls and procedures are not effective.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

(a)       Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

(b)       Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended March 31, 2013.

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

Golden Oasis New Energy Group, Inc., a Nevada corporation

Title	Name	Date	Signature
Principal Executive Officer	Jian Li	May 13, 2013	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE
/s/ Jian Li	Jian Li	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer and Director	May 13, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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