Form 10-K
period 2013-06-30
First America Resources Corp
filed 2013-09-30
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

First America Resources Corporation
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
___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $563,591.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 6,613,090 shares as of September 25, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that First America Resources Corporation (hereinafter referred to as “we,” “us,” “our,” “our Company” or “First America Resources Corporation”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

Item 1. Description of Business

General

Organization

First America Resources Corporation is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd, Sparks, Nevada 89434. First America Resources Corporation transacts its business in the U.S. located in the State of Illinois and has principal office at 1000 East Armstrong Street, Morris, IL 60450, and contact telephone number 815-941-9888.

The Corporation was originally known as Golden Oasis New Energy Group, Inc. when formed. The Corporation amended its Articles of Incorporation as follows: The Corporation changed its name from Golden Oasis New Energy Group, Inc. to First America Resources Corporation. The effective date of the amendment was when final approval from FINRA was received, which was August 26, 2013

We were previously engaged in selling the lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in the next few months, depending upon completion of audit and preparation of required filing on Form 8-K. First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and become one of a large exporter of scrap metal in the Midwest. Management anticipates that that company after acquisition will be competitive in pricing of Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

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

Item 2. Description of Property

Our business office address is at 1000 East Armstrong Street, Morris, IL 60450. Space is being provided at no charge by First America Metal Corporation.

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

Item 4. Mine Safety Disclosures

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Bulletin Board under the symbol “FSTJ.” Our stock had not traded as of June 30, 2013.

* The quotation do not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None

Stock Issuance in Subsequent Period

On July 17, 2013, we issued Michael T. Williams, principal of Williams Securities Law Firm, P.A. 120,000 shares of common stock for legal services. We valued these shares at $0.10 per share for aggregate consideration of legal service fee of $12,000.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to our SEC legal counsel.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•	The distributions were made only to investors who were sophisticated enough to evaluate the risks of the investment.

The investor is the principal of our legal counsel.

Item 6. Selected Consolidated Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

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

Overview
The Corporation was originally known as Golden Oasis New Energy Group, Inc. when formed. The Corporation amended its Articles of Incorporation as follows: The Corporation changed its name from Golden Oasis New Energy Group, Inc. to First America Resources Corporation. The effective date of the amendment was when final approval from FINRA was received, which was August 26, 2013.

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in the next few months, depending upon completion of audit and preparation of required filing on Form 8-K. First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and become one of a large exporter of scrap metal in the Midwest. Management anticipates that that company after acquisition will be competitive in pricing of Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

Results of Operations

For the fiscal year ended June 30, 2013 vs. June 30, 2012:

Revenue

The Company had $7,093 and $6,966 the lithium-ion batterysales revenue for the fiscal years ended at June 30, 2013 and 2012 respectively.

Cost of Revenue

For the fiscal years ended June 30, 2013 and 2012, $4,423 and $5,708 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2013 and 2012, there were total of $51,523, and $67,858 operating expenses.

For the cumulative period from May 10, 2010 to June 30, 2013, there were total of $153,689 operating expenses. Detail is shown in the below table:

			Cumulative from May 10
	Year Ended	Year Ended	2010 (Date of Inception)
	June 30,	June 30,	Through June 30,
	2013	2012	2013
Expense
Advertising and Promotion		$100	$100
Automobile Expense		$7	$7
Bank Service Charges	$336	$180	$655
Computer & Internet Expense		$503	$971
Garbage Expense	$115	$626	$1,044
License & Registration	$1,306	$574	$1,880
Postage and Delivery	$276	$215	$491
Professional Fees	$44,847	$53,448	$122,194
Rent Expenses	$4,394	$8,945	$20,884
Sales Tax Expenses		$94	$94
Utilities
Electricity Expense	$166	$1,416	$2,950
Gas Expenses	$-	$-	$550
Total Utilities	$166	$1,416	$3,500
Website Expense	$83	$1,750	$1,834
Total Expense	$51,523	$67,858	$153,654

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year period ended December 31, 2013 and 2012 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $48,852 and $66,590 for the fiscal year period ended June 30, 2013 and 2012, and $149,678 for the cumulative period of May 10, 2010 to June 30, 2013.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

FIRST AMERICA RESOURCES CORPORATION

	At June 30	At June 30
	2013	2012

Current Ratio	0.01	1.76
Cash	$383	$28,924
Working Capital	$(30,404)	$18,448
Total Assets	$383	$42,755
Total Liabilities	$30,787	$24,307

Total Equity	$(30,404)	$18,448

Total Debt/Equity	-1.01	1.32

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $383 at June 30, 2013 and negative working capital of $30,404. There were total liabilities of $30,787 at June 30, 2013. The Company had cash and cash equivalents of $28,924 at June 30, 2012 and working capital of $18,448. There were total liabilities of $24,307 at June 30, 2013.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $25,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in yearly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

After our potential acquisition, we may still need to secure additional debt or equity funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

(A Development Stage Enterprise)

Audited Financial Statements

As of June 30, 2013 and 2012

Table of Contents

Independent Auditor’s Report on the Financial Statements	F-2

Balance Sheet	F-3

Statement of Loss	F-4

Shareholders Equity	F-5

Cash Flows	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of First America Resources Corporation

We have audited the accompanying balance sheets of First America Resources Corporation formerly Golden Oasis New Energy Group Inc as of June 30, 2013 and 2012, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2013, June 30, 2012, and the cumulative period May 10, 2010 (date of inception) through June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation. as of June 30, 2013 and 2012, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2013, June 30, 2012, and the cumulative period from May 10, 2010 (date of inception) through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd. Chicago, IL 60616

September 30, 2013

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	June 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$383	$28,924
Inventory	-	13,831
Total Current Assets	$383	$42,755

TOTAL ASSETS	$383	$42,755

LIABILITIES & EQUITY
Current liabilities:
Account payable	$-	$-
Total current liabilities	$-	$-

Other current liabilities:
Loan from shareholders	$30,787	$24,213
Sales Tax Payable	-	94
Total other current liabilities	$30,787	$24,307

Total liabilities	$30,787	$24,307

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,493,090 shares issued and outstanding.	$6,494	$6,494
Paid-in capital	112,780	112,780
Deficit accumulated during the development stage	(149,678)	(100,826)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(30,404)	$18,448
TOTAL LIABILITIES & EQUITY	$383	$42,755

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
			May 10, 2010
	Year Ended	Year Ended	(Date of Inception) Through
	June 30, 2013	June 30, 2012	June 30, 2013
Revenues	$7,093	$6,966	$14,059
Cost of Goods Sold	4,423	5,708	10,131
Gross Profit	$2,670	$1,258	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	51,523	67,858	153,689

Depreciation and amortization expenses	-	-	-
Total Operating Expenses	$51,523	$67,858	$153,689

Operating Loss	$(48,853)	$(66,600)	$(149,761)

Investment income, net	$1	$10	$83
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(48,8532)	$(66,590)	$(149,643)
Loss tax expense	$-	$-	$-
Net loss	$(48,852)	$(66,590)	$(149,678)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.02)
Net loss per common share- Diluted	$(0.01)	$(0.01)	$(0.02)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive Loss	$(48,852)	$(66,590)	$(149,678)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through June 30, 2013

				Deficit
				Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity
Issuance of common stocks
to shareholders @0.005 per
share on May 28 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805
Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)
Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879
Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the year
ended June 30, 2012				$(66,590)		$(66,590)
Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448
Net loss for the year
ended June 30, 2013				$(48,852)		$(48,852)
Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended June 30,	Year Ended June 30,	Cumulative from May 10, 2010 (Date of Inception) Through
	2013	2012	June 30, 2013
Operating Activities:
Net loss	$(48,852)	$(66,590)	$(149,678)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	5,000	15,000
Inventory	13,831	(13,831)	-
Prepaid Rent	-	580	-
Account payable	-	-	-
Sales Tax Payable	(94)	94	-
Net cash provided by operating activities	$(35,115)	$(74,747)	$(134,678)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$6,574	$24,213	$30,787
Proceeds from issuance of common stock	-	73,159	104,274
Net cash provided by financing activities	$6,574	$97,372	$135,061

Net increase (decrease) in cash and cash equivalents	$(28,506)	$22,625	$383
Cash and cash equivalents at beginning of the year	$28,924	$6,299	$-
Cash and cash equivalents at end of year	$383	$28,924	$383

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

First America Resources Corporation formerly known as Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434. First America Resources Corporation wholly owned branch located in the State of Illinois and has principal office at 1000 E Armstrong ST Morris IL 60450.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president and director of the Company.

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

FIRST AMERICA RESOURCES CORPORATION

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013 and June 30, 2012, there were $ 383 and $ 28,924 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost.  Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets.  As of June 30, 2013, there was no fixed asset in the Company’s balance sheets.

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

FIRST AMERICA RESOURCES CORPORATION

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

As of June 30, 2013, the Company only issued one type of shares, i.e., common shares only.  There are no other type of securities were issued.  Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of June 30, 2013, the Company had Zero inventory.

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

FIRST AMERICA RESOURCES CORPORATION

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

FIRST AMERICA RESOURCES CORPORATION

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

The Company had total revenue of $7,093 and $6,966 for the fiscal year ended at June 30, 2013 and 2012 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2013 and 2012, a total of $4,423 and $5,708 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the year ended June 30, 2013 and 2012, the Company incurred $ 51,523 and  $67,858 operating expenses respectively, and $ 153,689 of operation expenses incurred for the period of May 10, 2010 date of inception to June 30, 2013.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the year ended June 30, 2013 and 2012, the Company incurred $44,847 and $53,448  respectively, and $122,194 of professional fees expense incurred for the period of May 10, 2010 date of inception to June 30, 2013.

Detail was showed in the below table.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees (Continued)

			Cumulative from
			May 10, 2010
	Year Ended	Year Ended	(Date of Inception) Through
	June 30, 2013	June 30, 2012	June 30, 2013
Professional Fees
Accounting & Auditing Fees	$21,000	$15,000	$36,000
Consulting fee	$10,526	$-	$10,526
Legal expenses	$6,600	$23,600	$54,099
SEC filing fees	$5,941	$2,331	$8,272
Professional Fees - Other	$780	$12,517	$13,297
Total Professional Fees	$44,847	$53,448	$122,194

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

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450.  There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.  Prior to the closing date of February 6, 2013, the monthly rent payment of $ 600 for formerly office location in Hoffman Estates was paid up to January 31, 2013.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC-310 Receivables	July 2010
For public entities, the disclosure as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. For nonpublic entities, the disclosures are effective for annual reporting period ending on or after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans to Officer/Shareholder

From the period of July 1 2011 to March 2012, the company’s formerly officer Keming Li loaned $ 67,159 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1 2012 to June 30 2012, the company’s formerly officer Keming Li additionally loaned $ 24,213 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

From the period of July 1 2012 to December 31 2012, the company’s formerly officer Keming Li additionally loaned $15,104 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li.  As of June 30, 2013, the total loans from shareholder or officer was $30,787.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2013 total 5,388,010 shares were issued to officers and directors.  Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian LI	CEO & President	5,388,010	2/6/2013	82.98%
Total		5,388,010		82.98%

*The percentage of common shares was based on the total outstanding shares of 6,493,090 as of June 30, 2013.

FIRST AMERICA RESOURCES CORPORATION

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

On February 6, 2013, Mr. Keming Li, Ms. Guolin Jin, Ms Madison Li together sold total 5,388,010 shares to Mr. Jian Li.

Therefore, as of June 30, 2013, the total 6,493,090 shares were issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E – SUBSEQUENT EVENT

On July 1, 2013, the Company issued Michael T. Williams, principal of Williams Securities Law Firm, P.A. 120,000 shares of common stock for legal services. We valued these shares at $0.10 per share aggregate consideration of $12,000 for the legal service.

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

As of June 30, 2013 the cash and cash equivalent balance was $383 and there is cumulative loss of $149,678 for the cumulative period from May 10, 2010 (Date of Inception) to June 30, 2013.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE G – CHANGES IN CONTROL OF REGISTRANT

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

Exhibit A Operating Expense Details
	Year Ended June 30, 2013	Year Ended June 30, 2012	Cumulative from May 10, 2010 (Date of Inception) Through June 30, 2013
Expense

Advertising and Promotion		$100	$100

Automobile Expense		$7	$7

Bank Service Charges	$336	$180	$655

Computer & Internet Expense		$503	$971

Garbage Expense	$115	$626	$1,044

License & Registration	$1,306	$574	$1,880

Postage and Delivery	$276	$215	$491

Professional Fees	$44,847	$53,448	$122,194

Rent Expenses	$4,394	$8,945	$20,884

Sales Tax Expenses		$94	$94

Utilities

Electricity Expense	$166	$1,416	$2,950

Gas Expenses	$-	$-	$550

Total Utilities	$166	$1,416	$3,500

Website Expense	$83	$1,750	$1,834

Total Expense	$51,523	$67,858	$153,654

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2013.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2013, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2013. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Jian Li	54	Chairman, CEO and CFO
Tzongshyan George Sheu	56	Vice President/Secretary/Director

On February 6, 2013, an Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”.) As a result, a change of control of the Company has taken place, February 6, 2013, whereby said shareholder Mr. Jian Li now owns 5,388,010 of the Company's common stock out of a total of 6,613,090 total common stock outstanding.

Information concerning Mr. Jian Li is as follows: Mr. Li has been Chairman, CEO and CFO or our Company since February 6, 2013. From February 2002 to date he has been President/Owner of First America Metal Corporation, a company in the Recycling Industry. He has a B.S. – Engineering in 1982 from Zhejiang Industrial University, China. As a member of the board, Mr. Li contributes significant industry-specific experience and expertise on our products and services as well as significant management experience. He has had had experience in the recycling business for more than 19 years.

Information concerning Mr. Tzongshyan George Sheu is as follows: Tzongshyan George Sheu has been our our Vice President/Secretary/Director since February 6, 2013. From April 2010 to date he has been Vice President of First America Metal Corporation a recycling corporation we intend to acquire. From May 2008 to April 2010, he was Owner/President of Golden Time Gift Shop, Inc. He holds Health/Life/Property Insurance License. He received MS – Computer Science (Applied Math), 6/1982, University of Maryland. Mr. Sheu had a Chapter 7 personal bankruptcy, Northern District of Illinois, Case No. 10-57175, discharged on August 16, 2011. Mr. Sheu has been in the industry of the business we intend to acquire for more than 3 years as a senior executive and brings to the board his extensive knowledge of the business we intend to acquire and the industry that business is in.

Legal Proceedings

Except as set forth above, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

·
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

·
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

·
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

·	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

·	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended June 30, 2013, and June 30, 2012.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Keming Li – CEO	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Guoling Jin – CFO	2012	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Information concerning Keming Li and Guoling Jin is through February 6, 2013 pursuant to the following: On February 6, 2013, An Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”.) As a result, a change of control of the Company has taken place, February 6, 2013, whereby said shareholder Mr. Jian Li now owns 5,388,010 of the Company’s common stock out of a total of 6,493,090 total common stock outstanding.

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest part of the latest fiscal years ended June 30, 2013 during which Mr. Jian Li was PEO.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li – CEO/CFO	2013	0	0	0	0	0	0	0	0

Tzongshyan George Sheu/Vice President/Secretary	2013	0	0	0	0	0	0	0	0

We have not paid any compensation to our new executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of June 30, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2013
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jian Li	0	0	0	0	0	0	0	0	0

Tzongshyan George Sheu	0	0	0	0	0	0	0	0	0

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

Board of Directors

Director Compensation for year ended June 30, 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Keming Li [for period ended February 6, 2013]	0	0	0	0	0	0	0
Guoling Jin [for period ended February 6, 2013]	0	0	0	0	0	0	0
Jian Li [for period commencing February 6, 2013]	0	0	0	0	0	0	0
Tzongshyan George Sheu for period commencing February 6, 2013]	0	0	0	0	0	0	0

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders is 1000 East Armstrong Street, Morris, IL 60450.

On February 6, 2013, An Agreement between Mr. Keming Li, CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”.) As a result, a change of control of the Company has taken place, February 6, 2013, whereby said shareholder Mr. Jian Li now owns 5,388,010 of the Company's common stock out of a total of 6,613,090 total shares common stock outstanding.

Name	Number of Shares of Common stock	Percentage

Jian Li [1]	5,388,010	81.47%

All executive officers and directors as a group [1 persons]	5,388,010	81.47%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 6,613,090 shares of common stock outstanding as of September 25, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans to Officer/Shareholder

From the period of July 1 2011 to March 2012, the company’s formerly officer Keming Li loaned $ 67,159 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1 2012 to June 30 2012, the company’s formerly officer Keming Li additionally loaned $ 24,213 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

From the period of July 1 2012 to December 31 2012, the company’s formerly officer Keming Li additionally loaned $15,104 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended June 30, 2013 and 2011.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2012 and 2013.

	2013	2012

Audit Fees	$15,000	$15,000
Audit-Related Fees		$5,000
Tax Fees
All Other Fees
Total	$15,000	$20,000

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 30, 2013	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 30, 2013
Principal Financial Officer and Principal Accounting Officer and Director

/s/ Tzongshyan George Sheu	Tzongshyan George Sheu	Vice President/Secretary and Director	September 30, 2013

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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