Form 10-Q
period 2013-09-30
First America Resources Corp
filed 2013-11-12
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013 there were 6,613,090 shares issued and outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2013 and 2012

Contents

Balance Sheet	F-2

Statement of Loss	F-3

Shareholders Equity	F-4

Cash Flows	F-5

Notes to Financial Statements	F-6

Exhibit A	F-16

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	June 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$6,385	$383
Inventory	-	-
Total Current Assets	$6,385	$383

TOTAL ASSETS	$6,385	$383

LIABILITIES & EQUITY
Current liabilities:
Account payable	$1,959	$-
Total current liabilities	$1,959	$-

Other current liabilities:
Loan from shareholders	$52,787	$30,787
Sales Tax Payable	-	-
Total other current liabilities	$52,787	$30,787

Total liabilities	$54,746	$30,787

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
6,613,090 shares issued and outstanding.	$6,614	$6,494
Paid-in capital	124,660	112,780
Deficit accumulated during the development stage	(179,635)	(149,678)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(48,361)	$(30,404)

TOTAL LIABILITIES & EQUITY	$6,385	$383

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Month Ended September 30,	Three Month Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$7,093	$14,059
Cost of Goods Sold	$-	$4,423	$10,131
Gross Profit	$-	$2,670	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$29,957	$21,403	$183,645

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$29,957	$21,403	$183,645

Operating Loss	$(29,957)	$(18,733)	$(179,717)

Investment income, net	$-	$-	$82
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(29,957)	$(18,733)	$(179,635)
Loss tax expense	$-	$-	$-
Net loss	$(29,957)	$(18,733)	$(179,635)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(29,957)	$(18,733)	$(179,635)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through September 30, 2013

				Deficit Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks
to shareholders @0.005 per
share on May 28, 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period
ended June 30, 2010				$(2,195)		$(2,195)

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks
to shareholders @0.01 per
share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks
to Michael Williams @0.10 per
share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period
ended June 30, 2011				$(32,041)		$(32,041)

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the year
ended June 30, 2012				$(66,590)		$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Net loss for the year
ended June 30, 2013				$(48,852)		$(48,852)

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Issuance of common stocks
to Michael Williams @0.10 per
share on July 1, 2013	120,000	$120	$11,880			$12,000

Net loss for the period
ended September 30, 2013				$(29,957)		$(29,957)
Balance September 30, 2013	6,613,090	$6,614	$124,660	$(179,635)	$-	$(48,361)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Month Ended September 30,	Three Month Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(29,957)	$(18,733)	$(179,635)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based professional fee expense	12,000	-	27,000
Inventory Asset	-	(5,199)	-
Account Payable	1,959	8,000	1,959
Prepaid Rent	-	-	-
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(15,998)	$(15,932)	$(150,676)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$22,000	$13,365	$52,787
Proceeds from issuance of common stock	-	-	104,274
Net cash provided by financing activities	$22,000	$13,365	$157,061

Net increase (decrease) in cash and cash equivalents	$6,002	$(2,567)	$6,385
Cash and cash equivalents at beginning of the period	$383	$28,924	$-
Cash and cash equivalents at end of the period	$6,385	$26,356	$6,385

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2013, there was $ 6,385 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of September 30, 2013, there was no fixed asset in the Company’s balance sheets.

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

On July 1, 2013, 120,000 shares were issued to Williams Security Law Firm for legal services of $12,000 at $0.10 per share.

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

As of September 30, 2013, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of September 30, 2013, the Company had Zero inventory.

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

The Company had total revenue of $ 0.00 and $7,093 for the fiscal quarter ended at September 30, 2013 and 2012 respectively.

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold (Continued)

For the fiscal quarter ended September 30, 2013 and 2012, a total of $0.00 and $4,423 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended September 30, 2013 and 2012, the Company incurred $ 29,957 and $ 21,403 operating expenses respectively, and $ 183,645 of operation expenses incurred for the period of May 10, 2010 date of inception to September 30, 2013.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the fiscal quarter ended September 30, 2013 and 2012, the Company incurred $27,150 and $18,738 respectively, and $145,693 of professional fees expense incurred for the period of May 10, 2010 date of inception to September 30, 2013.

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

NOTE C – RELATED PARTY TRANSACTIONS

Loans to Officer/Shareholder

From the period of July 1, 2011 to March 2012, the company’s formerly officer Keming Li loaned $ 67,159 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1, 2012 to June 30, 2012, the company’s formerly officer Keming Li additionally loaned $ 24,213 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

From the period of July 1, 2012 to December 31, 2012, the company’s formerly officer Keming Li additionally loaned $15,104 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787.

For the period of July to September 2013, the officer and shareholder Jian Li additionally loaned $ 22,000 to the Company for continually operating of the business.

Therefore, there’s total of $ 52,787 outstanding loan from officer and director, Jian Li as of September 30, 2013.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (CONTINUED)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2013 total 5,388,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	5,388,010	2/6/2013	81.47%
Total		5,388,010		81.47%

*The percentage of common shares was based on the total outstanding shares of 6,613,090 as of September 30, 2013.

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

On September 8, 2011, 60,000 common shares were issued at $0.10 per share to six non-affiliated shareholders. The proceeds of $ 6,000.00 were received.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS’ EQUITY (CONTINUED)

Common Stock (Continued)

On June 13, 2012, the Company exchanged $ 67,159 in debt owed to Keming Li for 671,590 shares of common stock at fair market value of $ 0.10 per share.

On June 13, 2012, 50,000 shares were issued to Pivo Associates for services at 0.10 per share.

On February 6, 2013, Mr. Keming Li, Ms. Guolin Jin, Ms Madison Li together sold total 5,388,010 shares to Mr. Jian Li.

On July 1, 2013, 120,000 shares were issued to Williams Securities Law Firm for legal services at 0.10 per share.

Therefore, as of September 30, 2013, the total 6,613,090 shares were issued and outstanding.

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

As of September 30, 2013 the cash and cash equivalent balance was $ 6,385 and there is cumulative loss of $179,635 for the cumulative period from May 10, 2010 (Date of Inception) to September 30, 2013.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A - Operating Expense Details

	Three Month Ended September 30,	Three Month Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2013	2012	2013
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$98	$140	$788
Business Licenses and Permits	$-	$-	$881
Computer and Internet Expense	$-	$-	$971
Consulting fee	$500		$3,526
Garbage Expense	$-	$115	$1,044
Postage and Delivery	$-	$251	$491
Professional Fees	$27,150	$18,738	$145,693
Registration & License			$999
Rent Expenses	$-	$1,994	$20,884
Security Certification Fee	$2,209		$2,834
Sales Tax Expenses	$-	$-	$94
Utilities
Electricity Expense	$-	$165	$2,950
Gas Expenses	$-	$-	$550
Total Utilities	$-	$165	$3,500
Website Expense	$-	$-	$1,833
Total Expense	$29,957	$21,403	$183,645

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

Results of Operations

For the three month period for September 30, 2013 vs. September 30, 2012:

Revenue

The Company had $ 0.00 and $7,093 revenue for the fiscal quarters ended at September 30, 2013 and 2012.

Cost of Revenue

For the fiscal quarters ended September 30, 2013 and 2012, $ 0.00 and $ 4,423 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended September 30, 2013 and 2012, there were total of $29,957, and $21,403 operating expenses.

For the cumulative period from May 10, 2010 to September 30, 2013, there were total of $183,645 operating expenses. Detail is shown in the below table:

Operating Expense Details

	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	September 30,	September 30,	September 30,
	2013	2012	2012
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$98	$140	$788
Business Licenses and Permits	$-	$-	$881
Computer and Internet Expense	$-	$-	$971
Consulting fee	$500		$3,526
Garbage Expense	$-	$115	$1,044
Postage and Delivery	$-	$251	$491
Professional Fees	$27,150	$18,738	$145,693
Registration & License			$999
Rent Expenses	$-	$1,994	$20,884
Security Certification Fee	$2,209		$2,834
Sales Tax Expenses	$-	$-	$94
Utilities
Electricity Expense	$-	$165	$2,950
Gas Expenses	$-	$-	$550
Total Utilities	$-	$165	$3,500
Website Expense	$-	$-	$1,833
Total Expense	$29,957	$21,403	$183,645

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months period ended September 30, 2013 and 2012 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 29,957 and $18,733 for the three months period ended September 30, 2013 and 2012, and $179,635 for the cumulative period of May 10, 2010 to September 30, 2013.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation f/k/a Golden Oasis New Energy Group, Inc. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2013	2013

Current Ratio	0.12	0.01
Cash	$6,385	$383
Working Capital	$(48,361)	$(30,404)
Total Assets	$6,385	$383
Total Liabilities	$54,746	$30,787

Total Equity	$(48,361)	$(30,404)

Total Debt/Equity	-1.13	-1.01

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $ 6,385 at September 30, 2013 and negative working capital of $48,361. There were total liabilities of $54,746 at September 30, 2013.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787. For the period of July to September 2013, the officer and shareholder Jian Li additionally loaned $ 22,000 to the Company for continually operating of the business. Therefore, there’s total of $ 52,787 outstanding loan from officer and director, Jian Li as of September 30, 2013. The loans are oral, have no established interest rate and are due upon demand.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $45,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2013, our disclosure controls and procedures are not effective.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any unregistered securities during the three months ended September 30, 2013 except as follows: On July 1, 2013, 120,000 shares were issued to Michael T. Williams of Williams Securities Law Firm for legal services at $0.10 per share, our trading price on date of issuance.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance to a US citizen and resident.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

·	None of these issuances involved underwriters, underwriting discounts or commissions.
·	Restrictive legends were and will be placed on all certificates issued as described above.
·	The distribution did not involve general solicitation or advertising.
·	The distributions were made only to an accredited investor, our attorney.

(b) Use of Proceeds.

The Registrant did not sell any unregistered securities for cash during the three months ended September 30, 2013.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 12, 2013	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 12, 2013
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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