Form 10-Q
period 2013-12-31
First America Resources Corp
filed 2014-02-12
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

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

As of February 12, 2014 there were 7,813,090 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended December 31, 2013 and 2012

Contents

Balance Sheet	F-2

Statement of Loss	F-3

Shareholders Equity	F-4

Cash Flows	F-5

Notes to Financial Statements	F-6

Exhibit A	F-18

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$51,483	$383
Inventory	-	-
Total Current Assets	$51,483	$383
TOTAL ASSETS	$51,483	$383

LIABILITIES & EQUITY
Current liabilities:
Account payable	$15,000	$-
Total current liabilities	$15,000	$-

Other current liabilities:
Loan from shareholders	$58,087	$30,787
Sales Tax Payable	-	-
Total other current liabilities	$58,087	$30,787

Total liabilities	$73,087	$30,787

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,813,090 shares issued and outstanding.	$7,814	$6,494
Paid-in capital	183,460	112,780
Deficit accumulated during the development stage	(212,878)	(149,678)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(21,604)	$(30,404)
TOTAL LIABILITIES & EQUITY	$51,483	$383

FIRST AMERICA RESOURCES CORPORATION (A Development Stage Enterprise) STATEMENT OF LOSS

	Six Month Ended December 31, 2013	Six Month Ended December 31, 2012	Three Month Ended December 31, 2013	Three Month Ended December 31, 2012	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$7,093	$-	$-	$14,059
Cost of Goods Sold	$-	$4,423	$-	$-	$10,131
Gross Profit	$-	$2,670	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$63,200	$44,615	$33,243	$23,212	$216,889

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$63,200	$44,615	$33,243	$23,212	$216,889

Operating Loss	$(63,200)	$(41,945)	$(33,243)	$(23,212)	$(212,961)

Investment income, net	$-	$-	$-	$-	$83
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(63,200)	$(41,945)	$(33,243)	$(23,212)	$(212,878)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(63,200)	$(41,945)	$(33,243)	$(23,212)	$(212,878)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(63,200)	$(41,945)	$(33,243)	$(23,212)	$(212,878)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated During the Development	Total Stockholders
	Shares	Amount	Capital	Stage	'Equity
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940		$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950		$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487		$67,159

Net loss for the year
ended June 30, 2012				$(66,590)	$(66,590)
Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Net loss for the year
ended June 30, 2013				$(48,852)	$(48,852)
Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks
to Michael Williams @0.10 per
share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks
to Jian Li @0.05 per
share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks
to Tzongshyan Sheu @0.05 per
share on November 27, 2013	200,000	$200	$9,800		$10,000

Net loss for the period
ended December 31, 2013				$(63,200)	$(63,200)
Balance December 31, 2013	7,813,090	$7,814	$183,460	$(212,878)	$(21,604)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six Month Ended December 31, 2013	Six Month Ended December 31, 2012	Three Month Ended December 31, 2013	Three Month Ended December 31, 2012	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(63,200)	$(41,945)	$(33,243)	$(23,212)	$(212,878)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	12,000	-	-	-	27,000
Inventory Asset	-	(5,199)	-	-	-
Account Payable	15,000	24,500	13,041	16,500	15,000
Prepaid Rent	-		-	-	-
Sales Tax Payable	-	-	-	-	-
Net cash provided by operating activities	$(36,200)	$(22,644)	$(20,202)	$(6,712)	$(170,878)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$27,300	$15,105	$5,300	$1,740	$58,087
Proceeds from issuance of common stock	60,000	-	60,000	-	164,274
Net cash provided by financing activities	$87,300	$15,105	$65,300	$1,740	$222,361

Net increase (decrease) in cash and cash equivalents	$51,100	$(7,539)	$45,098	$(4,972)	$51,483
Cash and cash equivalents at beginning of the period	$383	$28,924	$6,385	$26,357	$-
Cash and cash equivalents at end of the period	$51,483	$21,384	$51,483	$21,384	$51,483

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013, there was $ 51,483 cash and cash equivalents.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of December 31, 2013, there was no fixed asset in the Company’s balance sheets.

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

As of December 31, 2013, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of December 31, 2013, the Company had Zero inventory.

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

The Company had total revenue of $ 0.00 and $0.00 for the fiscal quarter ended at December 31, 2013 and 2012 respectively.

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended December 31, 2013 there was no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended December 31, 2013 and 2012, the Company incurred $ 33,243 and $ 23,212 operating expenses respectively, and $ 216,889 of operation expenses incurred for the period of May 10,2010 date of inception to December 31, 2013.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the fiscal quarter ended December 31, 2013 and 2012, the Company incurred $ 32,584 and $ 21,000 respectively, and $ 184,637 of professional fees expense incurred for the period of May 10, 2010 date of inception to December 31, 2013.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees

	Six Month Ended December 31, 2013	Six Month Ended December 31, 2012	Three Month Ended December 31, 2013	Three Month Ended December 31, 2012	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2013
Professional Fees
Accounting & Auditing Fees	$15,000	$20,000	$15,000	$15,000	$51,000
Consulting fee	$3,000	$-	$2,500	$-	$13,526
Legal expenses	$27,045	$9,000	$15,000	$6,000	$81,144
SEC filing fees	$-	$3,238		$-	$8,272
Professional Fees - Other	$17,398	$7,500	$84	$-	$30,695
Total Professional Fees	$62,443	$39,738	$32,584	$21,000	$184,637

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Loans to Officer/Shareholder

From the period of July 1, 2011 to March 2012, the company’s formerly officer Keming Li loaned $67,159 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

From the period of April 1, 2012 to June 30 2012, the company’s formerly officer Keming Li additionally loaned $24,213 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

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

For the period of July to September 2013, the officer and shareholder Jian Li additionally loaned $22,000 to the Company for continually operating of the business.

For the period of October to December 31, 2013, the officer and shareholder Jian Li additionally loaned $5,300 to the Company for continually operating of the business.

Therefore, there’s total of $58,087 outstanding loan from officer and director, Jian Li as of December 31, 2013.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (CONTINUED)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2013 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.76%
Tzongshyan Sheu	Secretary & Vice President	200,000	11/27/2013	2.56%
Total		6,588,010		84.32%

*The percentage of common shares was based on the total outstanding shares of 7,813,090 as of December 31, 2013.

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

On November 27, 2013, 1,000,000 common shares were issued at $0.05 per share to the CEO and President of the Company. The proceeds of $ 50,000 were received.

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the Secretary & Vice President of the Company. The proceeds of $ 10,000 were received.

Therefore, as of December 31, 2013, the total 7,813,090 shares were issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E– SUBSEQUENT EVENT

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two new shareholders. The proceeds of $ 550 were received.

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

As of December 31, 2013 the cash and cash equivalent balance was $ 51,483 and there is cumulative loss of $ 212,878 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2013.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Three Month Ended December 31, 2013	Three Month Ended December 31, 2012	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2013
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$15	$105	$803
Business Licenses and Permits	$500	$307	$2,380
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$65	$-	$65
Office Supplies	$79	$-	$79
Postage and Delivery	$-	$-	$491
Professional Fees	$32,584	$21,000	$184,637
Rent Expenses	$-	$1,800	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$33,243	$23,212	$216,889

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in mid-year 2014, depending upon completion of audit and preparation of required filing on Form 8-K. First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and become one of a large exporter of scrap metal in the Midwest. Management anticipates that that company after acquisition will be competitive in pricing of Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

Results of Operations

For the three month period for December 31, 2013 vs. December 31, 2012:

Revenue

The Company had $ 0.00 and $0.00 revenue for the fiscal quarters ended at December 31, 2013 and 2012.

Cost of Revenue

For the fiscal quarters ended December 31, 2013 and 2012, $ 0.00 and $ 0.00 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended December 31, 2013 and 2012, there were total of $33,243, and $23,212 operating expenses.

For the cumulative period from May 10, 2010 to December 31, 2013, there were total of $ 216,889 operating expenses. Detail is shown in the below table:

	Three Month Ended December 31,	Three Month Ended December 31,	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2013	2012	2013
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$15	$105	$803
Business Licenses and Permits	$500	$307	$2,380
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$65	$-	$65
Office Supplies	$79	$-	$79
Postage and Delivery	$-	$-	$491
Professional Fees	$32,584	$21,000	$184,637
Rent Expenses	$-	$1,800	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$33,243	$23,212	$216,889

We expect selling, general, and administrative expenses to increase in future periods.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months period ended December 31, 2013 and 2012 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 33,243 and $ 23,212 for the three months period ended December 31, 2013 and 2012, and $212,878 for the cumulative period of May 10, 2010 to December 31, 2013.

For the six month period for December 31, 2013 vs. December 31, 2012:

Revenue

The Company had $ 0.00 and $7,093 revenue for the six month periods ended at December 31, 2013 and 2012.

Cost of Revenue

For the six month periods ended December 31, 2013 and 2012, $ 0.00 and $ 4,423 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2013 and 2012, there were total of $63,200, and $ 44,615 operating expenses.

For the cumulative period from May 10, 2010 to December 31, 2013, there were total of $216,889 operating expenses. Detail is shown in the below table:

Operating Expense Details

	Six Month Ended December 31,	Six Month Ended December 31,	Cumulative from May 10, 2010 (Date of Inception) Through December 31,
	2013	2012	2013
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$113	$245	$803
Business Licenses and Permits	$500	$307	$2,380
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$115	$1,044
Meals and Entertainment	$65	$-	$65
Office Supplies	$79	$-	$79
Postage and Delivery	$-	$251	$491
Professional Fees	$62,443	$39,738	$184,637
Rent Expenses	$-	$3,794	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$165	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$63,200	$44,615	$216,889

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months period ended December 31, 2013 and 2012 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 63,200 and $ 41,945 for the six months period ended December 31, 2013 and 2012, and $212,878 for the cumulative period of May 10, 2010 to December 31, 2013.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation f/k/a Golden Oasis New Energy Group, Inc. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At December 31,	At June 30,
	2013	2013

Current Ratio	0.70	0.01
Cash	$51,483	$383
Working Capital	$(21,604)	$(30,404)
Total Assets	$51,483	$383
Total Liabilities	$73,087	$30,787

Total Equity	$(21,604)	$(30,404)

Total Debt/Equity	-3.38	-1.01

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $51,483 at December 31, 2013 and negative working capital of $21,604. There were total liabilities of $73,087 at December 31, 2013.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787. For the period of July to December 2013, the officer and shareholder Jian Li additionally loaned $27,300 to the Company for continually operating of the business. Therefore, there’s total of $58,087 outstanding loan from officer and director, Jian Li as of December 31, 2013. The loans are oral, have no established interest rate and are due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2013 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2013, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

On November 27, 2013, 1,000,000 common shares were issued at $0.05 per share to the CEO/CFO and President of the Company. The proceeds of $50,000 were received.

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the Vice President/Secretary of the Company. The proceeds of $ 10,000 were received.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

☐	None of these issuances involved underwriters, underwriting discounts or commissions.

☐	The distribution was limited to persons who are our officers/directors rather than a general solicitation of the public at large.

☐	We have not allowed any transfer of these securities.

(b) Use of Proceeds.

The Registrant did not sell any registered securities for cash during the three months ended December 31, 2013.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 12, 2014	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 12, 2014
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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