Form 10-Q
period 2014-03-31
First America Resources Corp
filed 2014-05-15
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014 there were 7,824,090 shares issued and outstanding of the registrant’s common stock.

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended March 31, 2014 and 2013

Contents

Balance Sheet	3

Statement of Loss	4

Shareholders Equity	5

Cash Flows	7

Notes to Financial Statements	8

Exhibit A	20

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	March 31,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$32,882	$383
Inventory	-	-
Total Current Assets	$32,882	$383

TOTAL ASSETS	$32,882	$383

LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$-
Total current liabilities	$100	$-

Other current liabilities:
Loan from shareholders	$55,087	$30,787
Sales Tax Payable	-	-
Total other current liabilities	$55,087	$30,787

Total liabilities	$55,187	$30,787

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,824,090 shares issued and outstanding.	$7,825	$6,494

Paid-in capital	183,999	112,780
Deficit accumulated during the development stage	(214,129)	(149,678)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(22,305)	$(30,404)

TOTAL LIABILITIES & EQUITY	$32,882	$383

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended	Cumulative from May 10, 2010 (Date of Inception)
	March 31,	March 31,	March 31,	March 31,	Through
	2014	2013	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$7,093	$-	$-	$14,059
Cost of Goods Sold	$-	$4,423	$-	$-	$10,131
Gross Profit	$-	$2,670	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$64,451	$49,935	$1,251	$5,319	$218,140

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$64,451	$49,935	$1,251	$5,319	$218,140

Operating Loss	$(64,451)	$(47,265)	$(1,251)	$(5,319)	$(214,212)

Investment income, net	$-	$1	$-	$-	$83
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(64,451)	$(47,264)	$(1,251)	$(5,319)	$(214,129)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(64,451)	$(47,264)	$(1,251)	$(5,319)	$(214,129)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(64,451)	$(47,264)	$(1,251)	$(5,319)	$(214,129)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through March 31, 2014

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Issuance of common stocks
to shareholders @0.10 per
share on September 08, 2011	60,000	$60	$5,940		$6,000

Issuance of common stocks
to Pivo Associates @0.10 per
share on June 13, 2012	50,000	$50	$4,950		$5,000

Issuance of common stocks
to Keming Li @0.10 per
share on June 13, 2012	671,590	$672	$66,487		$67,159

Net loss for the year
ended June 30, 2012				$(66,590)	$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Net loss for the year
ended June 30, 2013				$(48,852)	$(48,852)

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks
to Michael Williams @0.10 per
share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks
to Jian Li @0.05 per
share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks
to Tzongshyan Sheu @0.05 per
share on November 27, 2013	200,000	$200	$9,800		$10,000

Issuance of common stocks
to two shareholders @0.05 per
share on February 11, 2014	11,000	$11	$539		$550

Net loss for the period
ended March 31, 2014				$(64,451)	$(64,451)

Balance March 31, 2014	7,824,090	$7,825	$183,999	$(214,129)	$(22,305)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Month Ended	Nine Month Ended	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception)
	March 31,	March 31,	March 31,	March 31,	Through
	2014	2013	2014	2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(64,451)	$(47,264)	$(1,251)	$(5,319)	$(214,129)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	12,000	-	-	-	27,000
Inventory Asset	-	13,831	-	19,030	-
Account Payable	100	3,500	(14,900)	(21,000)	100
Prepaid Rent	-	-	-	-	-
Sales Tax Payable	-	(94)	-	(94)	-
Net cash provided by operating activities	$(52,351)	$(30,027)	$(16,151)	$(7,383)	$(187,029)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$24,300	$1,575	$(3,000)	$(13,530)	$55,087
Proceeds from issurance of common stock	60,550	-	550	-	164,824
Net cash provided by financing activities	$84,850	$1,575	$(2,450)	$(13,530)	$219,911

Net increase (decrease) in cash and cash equivalents	$32,499	$(28,452)	$(18,601)	$(20,913)	$32,882
Cash and cash equivalents at beginning of the period	$383	$28,924	$51,483	$21,385	$-
Cash and cash equivalents at end of the period	$32,882	$472	$32,882	$472	$32,882

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2014, there was $ 32,882 cash and cash equivalents.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of March 31, 2014, there was no fixed asset in the Company’s balance sheets.

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

As of March 31, 2014, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of March 31, 2014, the Company had Zero inventory.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company had total revenue of $ 0.00 and $0.00 for the fiscal quarter ended at March 31, 2014 and 2013 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended March 31, 2014 there was zero Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended March 31, 2014 and 2013, the Company incurred $ 1,251 and $ 5,319 operating expenses respectively.

For the nine months period ended March 31, 2014 and 2013, the Company incurred $ 64,451 and $ 49,935 operating expenses respectively; and $ 218,140 of operation expenses incurred for the period of May 10,2010 date of inception to March 31, 2014.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filling fees, and other professional fees.

For the fiscal quarter ended March 31, 2014 and 2013, the Company incurred $ 1,161 and $ 4,458 respectively.

For the nine months period ended March 31, 2014 and 2013, the Company incurred $ 63,604 and $ 44,196 respectively, and $ 185,798 of professional fees expense incurred for the period of May 10,2010 date of inception to March 31,2014.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continues)

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

For the period of October to December 31 2013, the officer and shareholder Jian Li additionally loaned $ 5,300 to the Company for continually operating of the business.

For the period of January to March 31 2014, the Company returned $ 3,000 to the officer and shareholder Jian Li.

Therefore, there’s total of $ 55,087 outstanding loan from officer and director, Jian Li as of March 31, 2014.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (CONTINUED)

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2014 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013	81.65%
Tzongshyan Sheu	Vice President, Secretary & Director	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%
____________
* The percentage of common shares was based on the total outstanding shares of 7,824,090 as of March 31, 2014.

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

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31 shareholders. The proceeds of $ 6115.00 were received.

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

On November 27, 2013, 1, 00,000 common shares were issued at $0.05 per share to the CEO and President of the Company. The proceeds of $ 50,000 were received.

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the Vice-President, Secretary and Director of the Company. The proceeds of $ 10,000 were received.

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two new shareholders. The proceeds of $ 550 were received.

Therefore, as of March 31, 2014, total of 7,824,090 shares were issued and outstanding.

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

As of March 31, 2014 the cash and cash equivalent balance was $ 32,882 and there is cumulative loss of $ 214,129 for the cumulative period from May 10, 2010 (Date of Inception) to March 31, 2014.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Nine Month Ended March 31 2014	Nine Month Ended March 31 2013	Three Month Ended March 31 2014	Three Month Ended March 31 2013	Cumulative from May 10, 2010 (Date of Inception) Through March 31, 2014
Expense
Advertising and Promotion	-	-	-	-	100
Automobile expense	-	-	-	-	7
Bank Service Charges	153	273	40	28	843
Business Licenses and Permits	500	432	-	125	2,380
Computer and Internet Expense	-		-	-	971
Garbage Expense	-	115	-	-	1,044
Meals and Entertainment	65		-	-	65
Office Supplies	79		-	-	79
Postage and Delivery	50	276	50	25	541
Professional Fees	63,604	44,196	1,161	4,458	185,798
Rent Expenses	-	4,394	-	600	20,884
Sales Tax Expenses	-		-	-	94
Utilities	-	166	-	-	3,500
Website Expense	-	83	-	83	1,834
Total Expense	64,451	49,935	1,251	5,319	218,140

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

Results of Operations

For the three month period for March 31, 2014 vs. March 31, 2013:

Revenue

The Company had $ 0.00 and $0.00 revenue for the fiscal quarters ended at March 31, 2014 and 2013.

Cost of Revenue

For the fiscal quarters ended March 31, 2014 and 2013, $ 0.00 and $ 0.00 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the three months ended March 31, 2014 and 2013, there were total of $1,251 and $ 5,319 operating expenses.

For the cumulative period from May 10, 2010 to March 31, 2014, there were total of $ 218,140 operating expenses. Detail is shown in the below table:

	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	40	28	843
Business Licenses and Permits	-	125	2,380
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	50	25	541
Professional Fees	1,161	4,458	185,798
Rent Expenses	-	600	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	83	1,834
Total Expense	1,251	5,319	218,140

We expect selling, general, and administrative expenses to increase in future periods.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the three months period ended March 31, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 1,251 and $ 5,319 for the three months period ended March 31, 2014 and 2013, and $214,129 for the cumulative period of May 10, 2010 to March 31, 2014.

For the nine month period for March 31, 2014 vs. March 31, 2013:

Revenue

The Company had $ 0.00 and $7,093 revenue for the nine month periods ended at March 31, 2014 and 2013.

Cost of Revenue

For the nine month periods ended March 31, 2014 and 2013, $ 0.00 and $ 4,423 Cost of Goods Sold was recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2014 and 2013, there were total of $64,451, and $ 49,935 operating expenses.

For the cumulative period from May 10, 2010 to March 31, 2014, there were total of $218,140 operating expenses. Detail is shown in the below table:

	Nine	Nine	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Through
	March 31,	March 31,	March 31,
	2014	2013	2014
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	153	273	843
Business Licenses and Permits	500	432	2,380
Computer and Internet Expense	-		971
Garbage Expense	-	115	1,044
Meals and Entertainment	65		65
Office Supplies	79		79
Postage and Delivery	50	276	541
Professional Fees	63,604	44,196	185,798
Rent Expenses	-	4,394	20,884
Sales Tax Expenses	-		94
Utilities	-	166	3,500
Website Expense	-	83	1,834
Total Expense	64,451	49,935	218,140

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months period ended March 31, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 64,451 and $ 47,264 for the nine months period ended March 31, 2014 and 2013, and $214,129 for the cumulative period of May 10, 2010 to March 31, 2014.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation f/k/a Golden Oasis New Energy Group, Inc. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2014	2013

	0.60	0.01
Cash	$32,882	$383
Working Capital	$(22,205)	$(30,404)
Total Assets	$32,882	$383
Total Liabilities	$55,187	$30,787

Total Equity	$(22,305)	$(30,404)

Total Debt/Equity	-2.47	-1.01

Current Ration = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $32,882 at March 31, 2014 and negative working capital of $22,205. There were total liabilities of $55,187 at March 31, 2014.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787. For the period of January to March 2014, the officer and shareholder Jian Li additionally loaned $24,300 to the Company for continually operating of the business. Therefore, there’s total of $55,087 outstanding loan from officer and director, Jian Li as of March 31, 2014. The loans are oral, have no established interest rate and are due upon demand.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. There’s total of $ 55,087 outstanding oral, non-interest bearing loan from officer and director, Jian Li as of March 31, 2014. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $45,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2014, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two U.S. shareholders. The proceeds of $ 550 were received.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances to US citizens or residents.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

●	None of these issuances involved underwriters, underwriting discounts or commissions.

●	The distribution was limited to only two persons who are known to our officers/directors rather than a general solicitation of the public at large.

●	If we issue stock certificates for these shares, they will bear a restrictive legend.

●	We have not allowed any transfer of these securities and will not allow any such transfer without an opinion of counsel

(b) Use of Proceeds.

The Registrant did not sell any registered securities for cash during the three months ended March 31, 2014.

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
_____________
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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 15, 2014	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 15, 2014
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
______________
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