Form 10-K
period 2014-06-30
First America Resources Corp
filed 2014-09-04
CIK 1525306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2013: $556,236

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,824,090 shares as of June 30, 2014.

TABLE OF CONTENTS

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

PART I

Item 1. Description of Business

General

Organization and Current Status/Contemplated Acquisition

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in late calendar year 2014 or early calendar year 2015, depending upon completion of audit and preparation of required filing on Form 8-K, which may take longer than such currently anticipated dates.

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and has become one large exporter of scrap metal in the Midwest. We are in the progress of expanding our business in Dallas, TX and Atlanta, GA in this year, but cannot predict the exact date we will begin any significant operations in these cities. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

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

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2014	$1.00	$.30
March 31, 2014	$1.00	$.30
December 31, 2013	$.55	$.30
September 30, 2013	$.55	$.30
June 30, 2013	$.51	$.25
March 31, 2013	$.51	$.25
December 31, 2012	$.51	$.25
September 30, 2012	$.51	$.25
____________
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

•	we would not be able to pay our debts as they become due in the usual course of business; or
•
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution, unless otherwise permitted under our articles of incorporation.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Stock Issuance

On July 1, 2013, 120,000 shares were issued to Williams Securities Law Firm for legal services at 0.10 per share.

On November 27, 2013, 1,000,000 common shares were issued at $0.05 per share to the CEO and President of the Company. The proceeds of $ 50,000 were received.

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the vice president, secretary, and director of the Company. The proceeds of $ 10,000 were received.

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two new U.S. shareholders. The proceeds of $ 550 were received.

We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances.

We believed that Section 4(2) of the Securities Act of 1933 was available because:

•	None of these issuances involved underwriters, underwriting discounts or commissions.
•	Restrictive legends were and will be placed on all certificates issued as described above.
•	The distribution did not involve general solicitation or advertising.
•
The distributions were made only to investors who officers or directors of the Company, legal counsel to the Company or had pre-existing relationships with management by which we were able to conclude that they were sophisticated enough to evaluate the risks of the investment, given the small size and nature of the investment.

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in late calendar year 2014 or early calendar year 2015, depending upon completion of audit and preparation of required filing on Form 8-K, which may take longer than such currently anticipated dates.

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and has become one large exporter of scrap metal in the Midwest. We are in the progress of expanding our business in Dallas, TX and Atlanta, GA in this year, but cannot predict the exact date we will begin any significant operations in these cities. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

Results of Operations

For the fiscal year ended June 30, 2014 vs. June 30, 2013:

Revenue

The Company had $0.00 and $ 7,093 of the lithium-ion battery sales revenue for the fiscal years ended at June 30, 2014 and 2013 respectively.

Cost of Revenue

For the fiscal years ended June 30, 2014 and 2012, $0.00 and $4,423 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2014 and 2013, there were total of $ 66,492 and $51,523 operating expenses.

For the cumulative period from May 10, 2010 to June 30, 2014, there were total of $220,181 operating expenses. Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,	Cumulative from May 10, 2010 (Date of Inception) Through June 30,
	2014	2013	2014
Expense
Advertising and Promotion	-	-	100
Automobile Expense	-	-	7
Bank Service Charges	243	336	933
Computer & Internet Expense	-		971
Garbage Expense	-	115	1,044
License & Registration	1,099	1,306	2,979
Meals and Entertainment	65		65
Office Supplies	79		79
Postage and Delivery	100	276	591
Professional Fees	64,905	44,847	187,100
Rent Expenses	-	4,394	20,884
Sales Tax Expenses	-	-	94
Utilities	-	166	3,500
Website Expense	-	83	1,834
Total Expense	66,492	51,523	220,181

We expect selling, general, and administrative expenses to increase in future periods as we initiate a number of marketing and promotional activities.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year period ended December 31, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 66,492 and $48,852 for the fiscal year period ended June 30, 2014 and 2013, and $216,170 for the cumulative period of May 10, 2010 to June 30, 2014.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2014	2013

Current Ratio	0.56	0.01
Cash	$30,941	$383
Working Capital	$1,442	$(30,404)
Total Assets	$30,942	$383
Total Liabilities	$55,287	$30,787

Total Equity	$(24,346)	$(30,404)

Total Debt/Equity	-2.27	-1.01

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $30,941 at June 30, 2014 and working capital of $1,442. There were total liabilities of $55,287 at June 30, 2014.The Company had cash and cash equivalents of $383 at June 30, 2013 and negative working capital of $30,404. There were total liabilities of $30,787 at June 30, 2013.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

(A Development Stage Enterprise)

Audited Financial Statements

As of June 30, 2014 and 2013

Table of Contents

Independent Auditor’s Report on the Financial Statements	12

Balance Sheet	13

Statement of Loss	14

Shareholders’ Equity	15

Cash Flows	16

Notes to Financial Statements	17

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of First America Resources Corporation

We have audited the accompanying balance sheets of First America Resources Corporation formerly Golden Oasis New Energy Group Inc as of June 30, 2014 and 2013, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2014, June 30, 2013, and the cumulative period May 10, 2010 (date of inception) through June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation. as of June 30, 2014 and 2013, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2014, June 30, 2013, and the cumulative period from May 10, 2010 (date of inception) through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E Going Concern, the Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operation.

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.
Chicago, IL 60616

August 28, 2014

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	June 30,	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$30,941	$383
Inventory	-	-
Total Current Assets	$30,941	$383

TOTAL ASSETS	$30,941	$383

LIABILITIES & EQUITY
Current liabilities:
Account payable	$200	$-
Loan from shareholders/ Officers	29,300	30,787
Total current liabilities	$29,500	$30,787

Other liabilities:
Loan from Officers	25,787	-
Total other liabilities	$25,787	$-

Total liabilities	$55,287	$30,787

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,824,090 shares issued and outstanding.	$7,825	$6,494
Paid-in capital	183,999	112,780
Deficit accumulated during the development stage	(216,170)	(149,678)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(24,346)	$(30,404)
TOTAL LIABILITIES & EQUITY	$30,941	$383

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Year Ended	Year Ended	Cumulative from May 10, 2010 (Date of Inception) Through
	June 30, 2014	June 30, 2013	June 30, 2014
Revenues	$-	$7,093	$14,059
Cost of Goods Sold	-	4,423	10,131
Gross Profit	$-	$2,670	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	66,492	51,523	220,181

Depreciation and amortization expenses	-	-	-
Total Operating Expenses	$66,492	$51,523	$220,181

Operating Loss	$(66,492)	$(48,853)	$(216,253)

Investment income, net	$-	$1	$83
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(66,492)	$(48,852)	$(216,170)
Loss tax expense	$-	$-	$-
Net loss	$(66,492)	$(48,852)	$(216,170)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.03)
Net loss per common share- Diluted	$(0.01)	$(0.01)	$(0.03)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive Loss	$(66,492)	$(48,852)	$(216,170)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through June 30, 2014

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Issuance of common stocks to shareholders @0.10 per share on September 08, 2011	60,000	$60	$5,940		$6,000

Issuance of common stocks to Pivo Associates @0.10 per share on June 13, 2012	50,000	$50	$4,950		$5,000

Issuance of common stocks to Keming Li @0.10 per share on June 13, 2012	671,590	$672	$66,487		$67,159

Net loss for the year ended June 30, 2012				$(66,590)	$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Net loss for the year ended June 30, 2013				$(48,852)	$(48,852)

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks to Michael Williams @0.10 per share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks to Jian Li @0.05 per share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks to Tzongshyan Sheu @0.05 per share on November 27, 2013	200,000	$200	$9,800		$10,000

Issuance of common stocks to two shareholders @0.05 per share on February 11, 2014	11,000	$11	$539		$550

Net loss for the period ended June 30, 2014				$(66,492)	$(66,492)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended	Cumulative from May 10, 2010 (Date of Inception)Through
	June 30,	June 30,	June 30,
	2014	2013	2014
Operating Activities:
Net loss	$(66,492)	$(48,852)	$(216,170)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	12,000	-	27,000
Inventory	-	13,831	-
Prepaid Rent	-	-	-
Account payable	200	-	200
Sales Tax Payable	-	(94)	-
Net cash provided by operating activities	$(54,292)	$(35,115)	$(188,970)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders/officers	$24,300	$6,574	$55,087
Proceeds from issuance of common stock	60,550	-	164,824
Net cash provided by financing activities	$84,850	$6,574	$219,911

Net increase (decrease) in cash and cash equivalents	$30,558	$(28,541)	$30,941
Cash and cash equivalents at beginning of the year	$383	$28,924	$-
Cash and cash equivalents at end of year	$30,941	$383	$30,941

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president, secretary, and director of the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2014 and June 30, 2013, there were $ 30,941 and $ 383 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of June 30, 2014, there was no fixed asset in the Company’s balance sheets.

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

On July 1, 2013, 120,000 shares were issued to Williams Security Law Firm for legal service of $ 12,000 at $ 0.10 per share.

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

As of June 30, 2014, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of June 30, 2014, the Company had Zero inventory.

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

The Company had total revenue of $ 0.00 and $7,093 for the fiscal year ended at June 30, 2014 and 2013 respectively.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2014 and 2013, a total of $0.00 and $ 4,423 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the year ended June 30, 2014 and 2013, the Company incurred $ 66,492 and $51,523 operating expenses respectively, and $ 220,181 of operation expenses incurred for the period of May 10,2010 date of inception to June 30, 2014.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2014 and 2013, the Company incurred $64,905 and $44,847 respectively, and $187,099 of professional fees expense incurred for the period of May 10,2010 date of inception to June 30,2014.

Detail was showed in the below table.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Professional Fees (Continued)

			Cumulative from
			May 10, 2010
	Year Ended	Year Ended	(Date of Inception) Through
	June 30, 2014	June 30, 2013	June 30, 2014
Professional Fees
Accounting & Auditing Fees	$15,000	$21,000	$51,000
Consulting fee	$3,000	$10,526	$26,043
Legal expenses	$42,000	$6,600	$96,099
SEC filing fees	$1,642	$5,941	$9,914
Professional Fees - Other	$3,263	$780	$4,043
Total Professional Fees	$64,905	$44,847	$187,099

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

FIRST AMERICA RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2014 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.65%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%
______________
* The percentage of common shares was based on the total outstanding shares of 7,824,090 as of June 30, 2014.

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

Loans to Officer/Shareholder (Continued)

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of June 30, 2013, the total loans from shareholder or officer was $30,787.

In August 2013, the Company returned $ 5,000 to the shareholder and officer Jian Li.

For the period of July 1, 2013 June 30, 2014, the officer and shareholder Jian Li additionally loaned $ 29,300 to the Company for continually operating of the business.

Therefore, there’s total of $ 55,087 outstanding loan from officer and director, Jian Li as of June 30, 2014.

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

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the vice president, secretary, and director of the Company. The proceeds of $ 10,000 were received.

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two new shareholders. The proceeds of $ 550 were received.

Therefore, as of June 30, 2014, total of 7,824,090 shares were issued and outstanding.

NOTE E – GOING CONCERN

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

FIRST AMERICA RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE E – GOING CONCERN (Continued)

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of June 30, 2014 the cash and cash equivalent balance was $30,941 and there is cumulative loss of $216,170 for the cumulative period from May 10, 2010 (Date of Inception) to June 30, 2014.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

			Cumulative from May 10 2010
	Year Ended	Year Ended	(Date of Inception) Through
	June 30,	June 30,	June 30,
	2014	2013	2014
Expense
Advertising and Promotion	-	-	100
Automobile Expense	-	-	7
Bank Service Charges	243	336	933
Computer & Internet Expense	-		971
Garbage Expense	-	115	1,044
License & Registration	1,099	1,306	2,979
Meals and Entertainment	65		65
Office Supplies	79		79
Postage and Delivery	100	276	591
Professional Fees	64,905	44,847	187,100
Rent Expenses	-	4,394	20,884
Sales Tax Expenses	-	-	94
Utilities	-	166	3,500
Website Expense	-	83	1,834
Total Expense	66,492	51,523	220,181

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2014, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2014. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Jian Li	55	Chairman, CEO and CFO
Tzongshyan George Sheu	56	Vice President/Secretary/Director

Information concerning Mr. Jian Li is as follows: Mr. Li has been Chairman, CEO and CFO or our Company since February 6, 2013. From February 2002 to date he has been President/Owner of First America Metal Corporation, a company in the Recycling Industry. He has a B.S. – Engineering in 1982 from Zhejiang Industrial University, China. As a member of the board, Mr. Li contributes significant industry-specific experience and expertise on our products and services as well as significant management experience. He has had had experience in the recycling business for more than 20 years.

Information concerning Mr. Tzongshyan George Sheu is as follows: Tzongshyan George Sheu has been our our Vice President/Secretary/Director since February 6, 2013. From April 2010 to date he has been Vice President of First America Metal Corporation a recycling corporation we intend to acquire. From May 2008 to April 2010, he was Owner/President of Golden Time Gift Shop, Inc. He holds Health/Life/Property Insurance License. He received MS – Computer Science (Applied Math), 6/1982, University of Maryland. Mr. Sheu had a Chapter 7 personal bankruptcy, Northern District of Illinois, Case No. 10-57175, discharged on August 16, 2011. Mr. Sheu has been in the industry of the business we intend to acquire for more than 4 years as a senior executive and brings to the board his extensive knowledge of the business we intend to acquire and the industry that business is in.

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended June 30, 2014, and June 30, 2013.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li – CEO/CFO	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

Tzongshyan George	2014	0	0	0	0	0	0	0	0
Sheu/Vice President/Secretary	2013	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2014
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

Board of Directors

Director Compensation for fiscal year ended June 30, 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jian Li	0	0	0	0	0	0	0
Tzongshyan George Sheu	0	0	0	0	0	0	0

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

Name	Number of Shares of Common stock	Percentage

Jian Li [1]	6,388,010	81.65%
Tzongshyan Sheu [1]	200,000	2.55%
All executive officers and directors as a group [2 persons]	6,588,010	84.20%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,824,090 shares of common stock outstanding as of September 2, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2014 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.65%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%
______________
*The percentage of common shares was based on the total outstanding shares of 7,824,090 as of June 30, 2014.

Loans to Officer/Shareholder

In August 2013, the Company returned $ 5,000 to the shareholder and officer Jian Li.

For the period of July 1, 2013 to June 30, 2014, the officer and shareholder Jian Li additionally loaned $ 29,300 to the Company for continually operating of the business.

Therefore, including loans of $30,787 from prior periods, there’s total of $ 55,087 outstanding loan from officer and director, Jian Li as of June 30, 2014. The loan is on an oral basis, bears no interest and is due upon demand.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended June 30, 2014 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2013.

	2014	2013

Audit Fees	$15,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$15,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q and 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 3, 2014	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer, Principal Financial	September 3, 2014
Officer and Principal Accounting Officer and Director
/s/ Tzongshyan George Sheu	Tzongshyan George Sheu	Vice President/Secretary and Director	September 3, 2014

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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