Form 10-Q
period 2014-09-30
First America Resources Corp
filed 2014-11-10
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014 there were 7,824,090 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2014 and 2013

Contents

Balance Sheet	4

Statement of Loss	5

Shareholders Equity	6

Cash Flows	7

Notes to Financial Statements	8

Exhibit A	18

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	September 30	June 30
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$28,081	$30,941
Inventory	-	-
Total Current Assets	$28,081	$30,941

TOTAL ASSETS	$28,081	$30,941

LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$200
Loan from shareholders/ officers	29,300	29,300
Total current liabilities	$29,400	$29,500

Other liabilities:
Loan from officers	25,787	25,787
Total other liabilities	$25,787	$25,787

Total liabilities	$55,187	$55,287

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,824,090 shares issued and outstanding.	$7,825	$7,825
Paid-in capital	183,999	183,999
Deficit accumulated during the development stage	(218,930)	(216,170)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(27,106)	$(24,346)
TOTAL LIABILITIES & EQUITY	$28,081	$30,941

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Month Ended September 30	Three Month Ended September 30	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$10,131
Gross Profit	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$2,760	$29,957	$222,941

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$2,760	$29,957	$222,941

Operating Loss	$(2,760)	$(29,957)	$(219,013)

Investment income, net	$-	$-	$83
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(2,760)	$(29,957)	$(218,930)
Loss tax expense	$-	$-	$-
Net loss	$(2,760)	$(29,957)	$(218,930)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.03)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(2,760)	$(29,957)	$(218,930)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through September 30, 2014

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Issuance of common stocks to shareholders @0.10 per share on September 08, 2011	60,000	$60	$5,940		$6,000

Issuance of common stocks to Pivo Associates @0.10 per share on June 13, 2012	50,000	$50	$4,950		$5,000

Issuance of common stocks to Keming Li @0.10 per share on June 13, 2012	671,590	$672	$66,487		$67,159

Net loss for the year ended June 30, 2012				$(66,590)	$(66,590)

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Net loss for the year ended June 30, 2013				$(48,852)	$(48,852)

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks to Michael Williams @0.10 per share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks to Jian Li @0.05 per share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks to Tzongshyan Sheu @0.05 per share on November 27, 2013	200,000	$200	$9,800		$10,000

Issuance of common stocks to two shareholders @0.05 per share on February 11, 2014	11,000	$11	$539		$550

Net loss for the period ended June 30, 2014				$(66,492)	$(66,492)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Net loss for the period ended September 30, 2014				$(2,760)	$(2,760)

Balance September 30, 2014	7,824,090	$7,825	$183,999	$(218,930)	$(27,106)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			May 10, 2010 (Date
	Three Month Ended September 30	Three Month Ended September 30	of Inception) Through September 30,
	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(2,760)	$(29,957)	$(218,930)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based professional fee expense	-	12,000	27,000
Inventory Asset	-	-	-
Account Payable	(100)	1,959	100
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(2,860)	$(15,998)	$(191,830)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders/officer	$-	$22,000	$55,087
Proceeds from issuance of common stock	-	-	164,824
Net cash provided by financing activities	$-	$22,000	$219,911

Net increase (decrease) in cash and cash equivalents	$(2,860)	$6,002	$28,081
Cash and cash equivalents at beginning of the period	$30,941	$383	$-
Cash and cash equivalents at end of the period	$28,081	$6,385	$28,081

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

The Company was previously engaged in selling lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2014 there was $ 28,081 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of September 30, 2014, there was no fixed asset in the Company’s balance sheets.

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

As of September 30, 2014, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of September 30, 2014, the Company had Zero inventory.

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

The Company had total revenue of $ 0.00 and $ 0.00 for the fiscal quarter ended at September 30, 2014 and 2013 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended September 30, 2014 and 2013, a total of $ 0.00 and $ 0.00 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended September 30, 2014 and 2013, the Company incurred $ 2,760 and $ 29,957 operating expenses respectively, and $ 222,941 of operation expenses incurred for the period of May 10, 2010 date of inception to September 30, 2014.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended September 30, 2014 and 2013, the Company incurred $ 2,700 and $ 29,859 professional fees respectively, and $189,800 of professional fees incurred for the period of May 10, 2010 date of inception to September 30, 2014.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2014 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.65%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%

________________

*The percentage of common shares was based on the total outstanding shares of 7,824,090 as of September 30, 2014.

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

Therefore, there’s total of $ 55,087 outstanding loan from officer and director, Jian Li as of September 30, 2014.

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

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31 shareholders. The proceeds of $ 6,115.00 were received.

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

Therefore, as of September 30, 2014, total of 7,824,090 shares were issued and outstanding.

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

As of September 30, 2014 the cash and cash equivalent balance was $ 28,081 and there is cumulative loss of $218,930 for the cumulative period from May 10, 2010 (Date of Inception) to September 30, 2014.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

				Cumulative from
		Three Month Ended	Three Month Ended	May 10, 2010 (Date of Inception) Through
		September 30	September 30	September 30,
		2014	2013	2014
Expense
	Advertising and Promotion	-	-	100
	Automobile expense	-	-	7
	Bank Service Charges	60	98	993
	Business Licenses and Permits	-	-	2,979
	Computer and Internet Expense	-	-	971
	Garbage Expense	-	-	1,044
	Meal and Entertainment	-	-	65
	Office Supplies	-	-	79
	Postage and Delivery	-	-	591
	Professional Fees	2,700	29,859	189,800
	Rent Expenses	-	-	20,884
	Sales Tax Expenses	-	-	94
	Utilities	-	-	3,500
	Website Expense	-	-	1,834
Total Expense		$2,760	$29,957	$222,941

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

We were previously engaged in selling lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner's lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

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

First America Metal Corporation located in Morris, IL is an international scrap metal company specializing in the recycling of Non-Ferrous material and has become one of the largest exporters of scrap metal in the Midwest. In this last quarter, First America Metal Corporation expanded operations to include a new location in Fort Worth, Texas. This planned expansion enhances relationships with existing customers and expands territory for growth of the business of First America Metal Corporation. First America Metal Corporation is also in the process of expanding its business in Atlanta, GA projected to occur in 2015, but cannot predict the exact date, if ever, that it will begin any significant operations in Atlanta. Management anticipates that after the planned acquisition of First America Metal Corporation, we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys as well as all forms of electronic scrap including industrial, commercial and residential scrap items

Results of Operations

For the fiscal quarter ended September 30, 2014 vs. September 30, 2013:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at September 30, 2014 and 2013 respectively.

Cost of Revenue

For the fiscal quarters ended September 30, 2014 and 2013, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2014 and 2013, there were total of $2,760 and $29,957 operating expenses.

For the cumulative periods from May 10, 2010 to September 30, 2014, there were total of $222,941 operating expenses. Detail is shown in the below table:

		Three Month Ended September 30	Three Month Ended September 30	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
		2014	2013	2014
Expense
	Advertising and Promotion	-	-	100
	Automobile expense	-	-	7
	Bank Service Charges	60	98	993
	Business Licenses and Permits	-	-	2,979
	Computer and Internet Expense	-	-	971
	Garbage Expense	-	-	1,044
	Meal and Entertainment	-	-	65
	Office Supplies	-	-	79
	Postage and Delivery	-	-	591
	Professional Fees	2,700	29,859	189,800
	Rent Expenses	-	-	20,884
	Sales Tax Expenses	-	-	94
	Utilities	-	-	3,500
	Website Expense	-	-	1,834
Total Expense		$2,760	$29,957	$222,941

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended September 30, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,760 and $29,957 for the fiscal quarters ended September 30, 2014 and 2013, and $218,930 for the cumulative periods of May 10, 2010 to September 30, 2014.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At September 30	At September 30	At June 30
	2014	2013	2014

Current Ratio	0.96	0.12	0.56
Cash	$28,081	$6,385	$30,941
Working Capital	$(1,319)	$(48,361)	$1,442
Total Assets	$28,081	$6,385	$30,942
Total Liabilities	$55,187	$54,746	$55,287

Total Equity	$(27,106)	$(48,361)	$(24,346)

Total Debt/Equity	-2.04	-1.13	-2.27

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $28,081 at September 30, 2014 and negative working capital of $1,319. There were total liabilities of $55,187 at September 30, 2014. The Company had cash and cash equivalents of $6,385 at September 30, 2013 and negative working capital of $48,361. There were total liabilities of $54,746 at September 30, 2013.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $25,000 annually until we close our potential acquisition. If we fail to meet these requirements, we may lose the qualification for the quotation of our securities in the Over the Counter Markets, and our securities would no longer trade on such markets. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

After our potential acquisition, we may still need to secure additional debt or equity funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above.

Our current lack of operations, revenues and cash and other financial resources raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2014, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2014.

(b) Use of Proceeds.

Not applicable.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 10, 2014	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 10, 2014
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

