Form 10-Q
period 2014-12-31
First America Resources Corp
filed 2015-02-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of February 1, 2015 there were 7,824,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

Six Months Ended December 31, 2014 and 2013

3

Contents

Balance Sheet	5

Statement of Loss	6

Shareholders Equity	7

Cash Flows Statement	8

Notes to Financial Statements	9

Exhibit A	19

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	June 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,948	$30,941
Inventory	-	-
Total Current Assets	$11,948	$30,941

TOTAL ASSETS	$11,948	$30,941

LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$200
Loan from shareholders/ officers	29,300	29,300
Total current liabilities	$29,400	$29,500

Other liabilities:
Loan from officers	25,787	25,787
Total other liabilities	$25,787	$25,787

Total liabilities	$55,187	$55,287

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,824,090 shares issued and outstanding.	$7,825	$7,825
Paid-in capital	183,999	183,999
Deficit accumulated during the development stage	(235,063)	(216,170)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(43,239)	$(24,346)
TOTAL LIABILITIES & EQUITY	$11,948	$30,941

FIRST AMERICA RESOURCES CORPORATION

(A Development Stage Enterprise)

STATEMENT OF LOSS

					Cumulative from
					May 10, 2010 (Date
	Six Month Ended December 31,	Six Month Ended December 31,	Three Month Ended December 31,	Three Month Ended December 31,	of Inception) Through December 31,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$18,893	$63,200	$16,133	$33,243	$239,074

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$18,893	$63,200	$16,133	$33,243	$239,074

Operating Loss	$(18,893)	$(63,200)	$(16,133)	$(33,243)	$(235,146)

Investment income, net	$-	$-	$-	$-	$83
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(18,893)	$(63,200)	$(16,133)	$(33,243)	$(235,063)
Loss tax expense	$-	$-	$-	$-
Net loss	$(18,893)	$(63,200)	$(16,133)	$(33,243)	$(235,063)

Net loss per common share- Basics	$(0.00)	$(0.01)	$(0.00)	$(0.01)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(18,893)	$(63,200)	$(16,133)	$(33,243)	$(235,063)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2014

				Deficit Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Issuance of common stocks to shareholders @0.005 per share on May 28, 2010	5,000,000	$5,000	$20,000			$25,000

Net loss for the period ended June 30, 2010				$(2,195)		$(2,195)
Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Issuance of common stocks to shareholders @0.01 per share on December 23, 2010	611,500	$612	$5,503			$6,115

Issuance of common stocks to Michael Williams @0.10 per share on March 31, 2011	100,000	$100	$9,900			$10,000

Net loss for the period ended June 30, 2011				$(32,041)		$(32,041)
Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Issuance of common stocks to shareholders @0.10 per share on September 08, 2011	60,000	$60	$5,940			$6,000

Issuance of common stocks to Pivo Associates @0.10 per share on June 13, 2012	50,000	$50	$4,950			$5,000

Issuance of common stocks to Keming Li @0.10 per share on June 13, 2012	671,590	$672	$66,487			$67,159

Net loss for the year ended June 30, 2012				$(66,590)		$(66,590)
Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Net loss for the year ended June 30, 2013				$(48,852)		$(48,852)
Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Issuance of common stocks to Michael Williams @0.10 per share on July 1, 2013	120,000	$120	$11,880			$12,000

Issuance of common stocks to Jian Li @0.05 per share on November 27, 2013	1,000,000	$1,000	$49,000			$50,000

Issuance of common stocks to Tzongshyan Sheu @0.05 per share on November 27, 2013	200,000	$200	$9,800			$10,000

Issuance of common stocks to two shareholders @0.05 per share on February 11, 2014	11,000	$11	$539			$550

Net loss for the period ended June 30, 2014				$(66,492)		$(66,492)
Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$-	$(24,346)

Net loss for the period ended December 31, 2014				$(18,893)		$(18,893)
Balance December 31, 2014	7,824,090	$7,825	$183,999	$(235,063)	$-	$(43,239)

FIRST AMERICA RESOURCES CORPORATION

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

					Cumulative from
					May 10, 2010 (Date
	Six Month Ended December 31,	Six Month Ended December 31,	Three Month Ended December 31,	Three Month Ended December 31,	of Inception) Through December 31,
	2014	2013	2014	2013	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(18,893)	$(63,200)	$(16,133)	$(33,243)	$(235,063)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	12,000	-	-	27,000
Inventory	-	-	-	-	-
Account Payable	(100)	15,000	-	13,041	100
Net cash provided by operating activities	$(18,993)	$(36,200)	$(16,133)	$(20,202)	$(207,963)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders/officers	$-	$27,300	$-	$5,300	$55,087
Proceeds from issurance of common stock	-	60,000	-	60,000	164,824
Net cash provided by financing activities	$-	$87,300	$-	$65,300	$219,911

Net increase (decrease) in cash and cash equivalents	$(18,993)	$51,100	$(16,133)	$45,098	$11,948
Cash and cash equivalents at beginning of the period	$30,941	$383	$28,081	$6,385	$-
Cash and cash equivalents at end of the period	$11,948	$51,483	$11,948	$51,483	$11,948

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A - BUSINESS DESCRIPTION

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 there was $ 11,948 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of December 31, 2014, there was no fixed asset in the Company’s balance sheets.

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

As of December 31, 2014, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of December 31, 2014, the Company had zero inventory.

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

The Company had total revenue of $ 0.00 and $ 0.00 for the fiscal quarter ended at December 31, 2014 and 2013 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended December 31, 2014 and 2013, a total of $ 0.00 and $ 0.00 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended December 31, 2014 and 2013, the Company incurred $ 16,133 and $ 33,243 operating expenses respectively.

For the six months period ended December 31, 2014 and 2013, the Company incurred $ 18,893 and $ 63,200 operating expenses respectively, and $ 239,074 of operation expenses incurred for the period of May 10, 2010 date of inception to December 31, 2014.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended December 31, 2014 and 2013, the Company incurred $ 16,073 and $ 32,584 professional fees respectively, and $ 205,873 of professional fees incurred for the period of May 10, 2010 date of inception to December 31, 2014.

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2014 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.65%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%

*The percentage of common shares was based on the total outstanding shares of 7,824,090 as of December 31, 2014.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Loans to Officer/Shareholder

From the period of April 1 2012 to February 28, 2013, the company’s formerly officer, Keming Li, loaned $ 25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to December 31, 2014, the officer and shareholder Jian Li additionally loaned $ 29,300 to the Company for continually operating of the business.

Therefore, there’s total of $ 55,087 outstanding loan from officer and director, Jian Li as of December 31, 2014.

NOTE D - SHAREHOLDERS’ EQUITY

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On September 8, 2011, 60,000 common shares were issued at $0.10 per share to six non-affiliated shareholders. The proceeds of $6,000.00 were received

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

Therefore, as of December 31, 2014, total of 7,824,090 shares were issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E - GOING CONCERN

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

As of December 31, 2014 the cash and cash equivalent balance was $ 11,948 and there is cumulative loss of $ 235,063 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2014.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Six Month Ended December 31, 2014	Six Month Ended December 31, 2013	Three Month Ended December 31, 2014	Three Month Ended December 31, 2013	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2014

Expense
Advertising and Promotion	$-	$-	$-	$-	$100
Automobile expense	$-	$-	$-	$-	$7
Bank Service Charges	$120	$113	$60	$15	$1,053
Business Licenses and Permits	$-	$500	$-	$500	$2,979
Computer and Internet Expense	$-	$-	$-	$-	$971
Garbage Expense	$-	$-	$-	$-	$1,044
Meals and Entertainment	$-	$65	$-	$65	$65
Office Supplies	$-	$79	$-	$79	$79
Postage and Delivery	$-	$-	$-	$-	$591
Professional Fees	$18,773	$62,443	$16,073	$32,584	$205,873
Rent Expenses	$-	$-	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$-	$-	$94
Utilities	$-	$-	$-	$-	$3,500
Website Expense	$-	$-	$-	$-	$1,834
Total Expense	$18,893	$63,200	$16,133	$33,243	$239,074

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, in calendar year 2015, depending upon completion of audit and preparation of required filing on Form 8-K, which may take longer than such currently anticipated date.

First America Metal Corporation located in Morris, IL is an international scrap metal company specializing in the recycling of Non-Ferrous material and has become one of the largest exporters of scrap metal in the Midwest. Management anticipates that after the planned acquisition of First America Metal Corporation, we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys as well as all forms of electronic scrap including industrial, commercial and residential scrap items.

Results of Operations

For the fiscal quarter ended December 31, 2014 vs. December 31, 2013:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at December 31, 2014 and 2013 respectively.

Cost of Revenue

For the fiscal quarters ended December 31, 2014 and 2013, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2014 and 2013, there were total of $ 16,133 and $ 33,243 operating expenses.

For the cumulative periods from May 10, 2010 to December 31, 2014, there were total of $ 239,074 operating expenses. Detail is shown in the below table:

			Cumulative from May 10, 2010

	Three Month Ended	Three Month Ended	(Date of Inception) Through
	December 31, 2014	December 31, 2013	December 31, 2014
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$60	$15	$1,053
Business Licenses and Permits	$-	$500	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$65	$65
Office Supplies	$-	$79	$79
Postage and Delivery	$-	$-	$591
Professional Fees	$16,073	$32,584	$205,873
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$16,133	$33,243	$239,074

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended December 31, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 16,133 and $ 33,243 for the fiscal quarters ended December 31, 2014 and 2013, and $ 235,146 for the cumulative periods of May 10, 2010 to December 31, 2014.

For the six month period ended December 31, 2014 vs. December 31, 2013:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the six month periods ended at December 31, 2014 and 2013 respectively.

Cost of Revenue

For the six month periods ended December 31, 2014 and 2013, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six month periods ended December 31, 2014 and 2013, there were total of $ 18,893 and $ 63,200 operating expenses.

For the cumulative periods from May 10, 2010 to December 31, 2014, there were total of $ 235,063 operating expenses. Detail is shown in the below table:

			Cumulative from May 10, 2010 (Date of Inception) Through

	Six Month Ended	Six Month Ended
	December 31, 2014	December 31, 2013	December 31, 2014
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$120	$113	$1,053
Business Licenses and Permits	$-	$500	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$65	$65
Office Supplies	$-	$79	$79
Postage and Delivery	$-	$-	$591
Professional Fees	$18,773	$62,443	$205,873
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$18,893	$63,200	$239,074

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six month period periods ended December 31, 2014 and 2013 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $18,893 and $ 63,200 for the six month periods ended December 31, 2014 and 2013, and $ 235,063 for the cumulative periods of May 10, 2010 to December 31, 2014.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At December 31, 2014	At June 30, 2014

Current Ratio	0.41	0.56
Cash	$11,948	$30,941
Working Capital	$(17,452)	$1,442
Total Assets	$11,948	$30,942
Total Liabilities	$55,187	$55,287

Total Equity	$(43,239)	$(24,346)

Total Debt/Equity	-1.28	-2.27

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $11,948 at December 31, 2014 and negative working capital of $17,452. There were total liabilities of $55,187 at December 31, 2014. The Company had cash and cash equivalents of $30,941 at June 30, 2014 and working capital of $1,442. There were total liabilities of $55,287 at June 30, 2014.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At December 31, 2014, the amount of $55,087 had been advanced by Mr. Li under these terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2014 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2014, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2014.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 12, 2015	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 12, 2015
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

