Form 10-Q
period 2015-03-31
First America Resources Corp
filed 2015-05-14
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

First America Resources Corporation

(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D.)

1000 East Armstrong Street Morris, IL	60450
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2015 there were 7,824,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Nine Months Ended March 31, 2015 and 2014

3

Contents

Balance Sheet	5

Statement of Loss	6

Shareholders Equity	7

Cash Flows Statement	8

Notes to Financial Statements	9

Exhibit A	19

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	March 31	June 30
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$6,981	$30,941
Inventory	-	-
Total Current Assets	$6,981	$30,941

TOTAL ASSETS	$6,981	$30,941

LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$200
Loan from shareholders/officers	7,000	29,300
Total current liabilities	$7,100	$29,500

Other liabilities:
Loan from officers	55,088	25,787
Total other liabilities	$55,088	$25,787

Total liabilities	$62,188	$55,287

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,824,090 shares issued and outstanding.	$7,825	$7,825
Paid-in capital	183,999	183,999
Deficit accumulated during the development stage	(247,031)	(216,170)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(55,207)	$(24,346)
TOTAL LIABILITIES & EQUITY	$6,981	$30,941

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended March 31	Nine Months Ended March 31	Three Months Ended March 31	Three Months Ended March 31	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$30,861	$64,451	$11,107	$1,251	$251,042

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$30,861	$64,451	$11,107	$1,251	$251,042

Operating Loss	$(30,861)	$(64,451)	$(11,107)	$(1,251)	$(247,114)

Investment income, net	$-	$-	$-	$-	$83
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(30,861)	$(64,451)	$(11,107)	$(1,251)	$(247,031)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(30,861)	$(64,451)	$(11,107)	$(1,251)	$(247,031)

Net loss per common share- Basics	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(30,861)	$(64,451)	$(11,107)	$(1,251)	$(247,031)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 (Date of Inception)
through March 31, 2015

				Deficit Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Issuance of common stocks
to Michael Williams @0.10 per
share on July 1, 2013	120,000	$120	$11,880			$12,000

Issuance of common stocks
to Jian Li @0.05 per
share on November 27, 2013	1,000,000	$1,000	$49,000			$50,000

Issuance of common stocks
to Tzongshyan Sheu @0.05 per
share on November 27, 2013	200,000	$200	$9,800			$10,000

Issuance of common stocks
to two shareholders @0.05 per
share on February 11, 2014	11,000	$11	$539			$550

Net loss for the period
ended June 30, 2014				$(66,492)		$(66,492)
Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$-	$(24,346)

Net loss for the period
ended March 31, 2015				$(30,861)		$(30,861)
Balance March 31, 2015	7,824,090	$7,825	$183,999	$(247,031)	$-	$(55,207)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine Month Ended March 31	Nine Month Ended March 31	Three Month Ended March 31	Three Month Ended March 31	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(30,861)	$(64,451)	$(11,107)	$(1,251)	$(247,031)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based legal fee expense	-	12,000	-	-	27,000
Inventory Asset	-	-	-	-	-
Account Payable	(100)	100	(861)	(14,900)	100
Prepaid Rent	-	-	-	-	-
Sales Tax Payable	-	-	-	-	-
Net cash provided by operating activities	$(30,961)	$(52,351)	$(11,968)	$(16,151)	$(219,931)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$7,000	$24,300	$7,000	$(3,000)	$62,088
Proceeds from issurance of common stock	-	60,550	-	550	164,824
Net cash provided by financing activities	$7,000	$84,850	$7,000	$(2,450)	$226,912

Net increase (decrease) in cash and cash equivalents	$(23,961)	$32,499	$(4,968)	$(18,601)	$6,981
Cash and cash equivalents at beginning of the period	$30,942	$383	$11,949	$51,483	$-
Cash and cash equivalents at end of the period	$6,981	$32,882	$6,981	$32,882	$6,981

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2015 there was $6,981 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of March 31, 2015, there was no fixed asset in the Company’s balance sheets.

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

As of March 31, 2015, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

Inventory

As of March 31, 2015, the Company had zero inventory.

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

The Company had total revenue of $0.00 and $0.00 for the fiscal quarter ended at March 31, 2015 and 2014 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

The Company’s purchase cost is primarily from supplier, ZHEJIANG UNITED POWER ENERGY CO., LTD.

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended March 31, 2015 and 2014, a total of $0.00 and $0.00 Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended March 31, 2015 and 2014, the Company incurred $11,107 and $1,251 operating expenses respectively.

For the nine months period ended March 31, 2015 and 2014, the Company incurred $30,861 and $64,451 operating expenses respectively, and $251,042 of operation expenses incurred for the period of May 10, 2010 date of inception to March 31, 2015.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended March 31, 2015 and 2014, the Company incurred $11,097 and $1,161 professional fees respectively, and $217,830 of professional fees incurred for the period of May 10, 2010 date of inception to March 31, 2015.

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

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The following pronouncements have become effective during the period covered by these financial statements or will become effective after the end of the period covered by these financial statements:

Pronouncement	Issued	Title
ASC 605	October 2009	Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force
ASC 860	December 2009	Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets
ASC 505	January 2010	Accounting for Distributions to Shareholders with Components of Stock and Cash – a consensus of the FASB Emerging Issues Task Force
ASC 810	January 2010	Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification
ASC 718	January 2010	Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation
ASC 820	January 2010	Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements
ASC 810	February 2010	Consolidation (Topic 810): Amendments for Certain Investment Funds
ASC 815	March 2010	Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives
ASC 310 Receivables	July 2010

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2015 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	81.65%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.56%
Total		6,588,010		84.20%

*The percentage of common shares was based on the total outstanding shares of 7,824,090 as of March 31, 2015.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (CONTINUED)

Loans to Officer/Shareholder

From the period of April 1 2012 to February 28, 2013, the company’s formerly officer, Keming Li, loaned $25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to March 31, 2014, the officer and shareholder Jian Li additionally loaned $29,300 to the Company for continually operating of the business.

For the period of January 1, 2015 to March 31, 2015, the officer and shareholder Jian Li additionally loaned $7,000 to the Company for continually operating of the business.

Therefore, there’s total of $62,088 outstanding loan from officer and director, Jian Li as of March 31, 2015.

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

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31shareholders. The proceeds of $6115.00 were received.

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

On November 27, 2013, 200,000 common shares were issued at $0.05 per share to the vice president, secretary, and director of the Company. The proceeds of $10,000 were received.

On February 11, 2014, 11,000 common shares were issued at $0.05 per share to two new shareholders. The proceeds of $550 were received.

Therefore, as of March 31, 2015, total of 7,824,090 shares were issued and outstanding.

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

As of March 31, 2015 the cash and cash equivalent balance was $6,981 and there is cumulative loss of $247,031 for the cumulative period from May 10, 2010 (Date of Inception) to March 31, 2015.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Nine Month Ended March 31,	Nine Month Ended March 31,	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2015	2014	2015	2014	2015
Expense
Advertising and Promotion					$100
Automobile expense					$7
Bank Service Charges	$130	$153	$10	$40	$1,063
Business Licenses and Permits		$500			$2,979
Computer and Internet Expense					$971
Garbage Expense					$1,044
Meals and Entertainment		$65			$65
Office Supplies		$79			$79
Postage and Delivery		$50		$50	$591
Professional Fees	$30,731	$63,604	$11,097	$1,161	$217,830
Rent Expenses					$20,884
Sales Tax Expenses					$94
Utilities					$3,500
Website Expense					$1,834
Total Expense	$30,861	$64,451	$11,107	$1,251	$251,042

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

The Corporation was originally known as Golden Oasis New Energy Group, Inc. when formed. The Corporation amended its Articles of Incorporation as follows: The Corporation changed its name from Golden Oasis New Energy Group, Inc. to First America Resources Corporation. The effective date of the amendment was when final approval from FINRA was received, which was August 26, 2014.

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

On February 6, 2014, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

Results of Operations

For the fiscal quarter ended March 31, 2015 vs. March 31, 2014:

Revenue

The Company had $0.00 and $0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at March 31, 2015 and 2014 respectively.

Cost of Revenue

For the fiscal quarters ended March 31, 2015 and 2014, $0.00 and $0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2015 and 2014, there were total of $11,107 and $1,251 operating expenses.

For the cumulative periods from May 10, 2010 to March 31, 2015, there were total of $251,042 operating expenses. Detail is shown in the below table:

	Three Month Ended March 31,	Three Month Ended March 31,	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2015	2014	2015
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$10	$40	$1,063
Business Licenses and Permits	$-	$-	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$-	$65
Office Supplies	$-	$-	$79
Postage and Delivery	$-	$50	$591
Professional Fees	$11,097	$1,161	$217,830
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$11,107	$1,251	$251,042

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended March 31, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $11,107 and $1,251 for the fiscal quarters ended March 31, 2015 and 2014, and $247,031 for the cumulative periods of May 10, 2010 to March 31, 2015.

For the nine month period ended March 31, 2015 vs. March 31, 2014:

Revenue

The Company had $0.00 and $0.00 of the lithium-ion battery sales revenue for the nine month periods ended at March 31, 2015 and 2014 respectively.

Cost of Revenue

For the nine month periods ended March 31, 2015 and 2014, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine month periods ended March 31, 2015 and 2014, there were total of $30,861 and $64,451 operating expenses.

For the cumulative periods from May 10, 2010 to March 31, 2015, there were total of $251,042 operating expenses. Detail is shown in the below table:

	Nine Month Ended March 31,	Nine Month Ended March 31,	Cumulative from May 10, 2010 (Date of Inception) Through March 31,
	2015	2014	2015
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$130	$153	$1,063
Business Licenses and Permits	$-	$500	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$65	$65
Office Supplies	$-	$79	$79
Postage and Delivery	$-	$50	$591
Professional Fees	$30,731	$63,604	$217,830
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$30,861	$64,451	$251,041

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine month period periods ended March 31, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $30,861 and $64,451 for the nine month periods ended March 31, 2015 and 2014, and $247,031 for the cumulative periods of May 10, 2010 to March 31, 2015.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2015	2014

Current Ratio	0.98	0.56
Cash	$6,981	$30,941
Working Capital	$(119)	$1,442
Total Assets	$6,981	$30,942
Total Liabilities	$62,188	$55,287

Total Equity	$(55,207)	$(24,346)

Total Debt/Equity	-1.13	-2.27

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $6,981 at March 31, 2015 and negative working capital of $119. There were total liabilities of $62,188 at March 31, 2015. The Company had cash and cash equivalents of $30,941 at June 30, 2014 and working capital of $1,442. There were total liabilities of $55,287 at June 30, 2014.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At March 31, 2015, the amount of $62,088 had been advanced by Mr. Li under these terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2015, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2015.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 14, 2015	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 14, 2015
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

