Form 10-K
period 2015-06-30
First America Resources Corp
filed 2015-09-29
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

First America Resources Corporation

(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D)

1000 East Armstrong Street Morris, IL	60450
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2014: $717,100

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2015.

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

PART I

Item 1. Description of Business

General

Organization and Current Status/Contemplated Acquisition

First America Resources Corporation is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd, Sparks, Nevada 89434. First America Resources Corporation has office at 1000 East Armstrong Street, Morris, IL 60450, and contact telephone number 815-941-9888.

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2015	$.51	$.30
March 31, 2015	$.51	$.30
December 31, 2014	$.51	$.30
September 30, 2014	$.51	$.30
June 30, 2014	$1.00	$.30
March 31, 2014	$1.00	$.30
December 31, 2013	$.55	$.30
September 30, 2013	$.55	$.30

___________

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

Overview

First America Resources Corporation is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd, Sparks, Nevada 89434. First America Resources Corporation has office at 1000 East Armstrong Street, Morris, IL 60450, and contact telephone number 815-941-9888.

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

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

Results of Operations

For the fiscal year ended June 30, 2015 vs. June 30, 2014:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2015 and 2014 respectively.

Cost of Revenue

For the fiscal years ended June 30, 2015 and 2014, there’s no Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2015 and 2014, there were total of $43,760 and $66,492 operating expenses.

For the cumulative period from May 10, 2010 to June 30, 2015, there were total of $263,941 operating expenses. Detail is shown in the below table:

			Cumulative from
	Year Ended	Year Ended	May 10, 2010 (Date of Inception)
	June 30	June 30	Through
	2015	2014	June 30, 2015
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	229	243	1,162
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	-	1,099	2,979
Meals and Entertainment	-	65	65
Office Supplies	-	79	79
Postage and Delivery	-	100	591
Professional Fees	43,531	64,905	230,631
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$43,760	$66,492	$263,941

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year period ended June 30, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $43,760 and $66,492 for the fiscal year period ended June 30, 2015 and 2014, and $256,930 for the cumulative period of May 10, 2010 to June 30, 2015.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30	At June 30
	2015	2014

Current Ratio	0.16	0.56
Cash	$1,181	$30,941
Working Capital	$(6,019)	$1,442
Total Assets	$1,181	$30,942
Total Liabilities	$62,287	$55,287

Total Equity	$(61,106)	$(24,346)

Total Debt/Equity	-1.02	-2.27

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities
Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,181 at June 30, 2015 and negative working capital of $6,019. There were total liabilities of $62,287 at June 30, 2015.The Company had cash and cash equivalents of $30,941 at June 30, 2014 and working capital of $ 1,442. There were total liabilities of $55,287 at June 30, 2014.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $50,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in yearly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

Audited Financial Statements

As of June 30, 2015 and 2014

Table of Contents

Independent Auditor’s Report on the Financial Statements	F-2

Balance Sheet	F-3

Statement of Loss	F-4

Shareholders’ Equity	F-5

Cash Flows	F-6

Notes to Financial Statements	F-7

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of First America Resources Corporation

We have audited the accompanying balance sheets of First America Resources Corporation formerly Golden Oasis New Energy Group Inc as of June 30, 2015 and 2014, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2015, June 30, 2014, and the cumulative period May 10, 2010 (date of inception) through June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation. as of June 30, 2015 and 2014, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2015, June 30, 2014, and the cumulative period from May 10, 2010 (date of inception) through June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL 60616

September 29, 2015

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	June 30	June 30
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$1,181	$30,941
Inventory	-	-
Total Current Assets	$1,181	$30,941

TOTAL ASSETS	$1,181	$30,941

LIABILITIES & EQUITY
Current liabilities:
Account payable	$200	$200
Loan from shareholders/ officers	7,000	29,300
Total current liabilities	$7,200	$29,500

Other liabilities:
Loan from officers	55,087	25,787
Total other liabilities	$55,087	$25,787

Total liabilities	$62,287	$55,287

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,964,090 shares issued and outstanding.	$7,965	$7,825
Paid-in capital	190,859	183,999
Deficit accumulated during the development stage	(260,029)	(216,170)

Total stockholders' equity	$(61,106)	$(24,346)
TOTAL LIABILITIES & EQUITY	$1,181	$30,941

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
	Year Ended	Year Ended	May 10, 2010 (Date of Inception)
	June 30	June 30	Through
	2015	2014	June 30, 2015
	(Audited)	(Audited)	(Audited)

Revenues	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$10,131
Gross Profit	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-
Selling, general and administrative expenses	$43,760	$66,492	$263,941
Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$43,760	$66,492	$263,941

Operating Loss	$(43,760)	$(66,492)	$(260,013)

Investment income, net	$-	$-	$83
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(43,760)	$(66,492)	$(259,930)
Loss tax expense	$-	$-	$-
Net loss	$(43,760)	$(66,492)	$(259,930)

Net loss per common share- Basics	$(0.01)	$(0.01)	$(0.03)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(43,760)	$(66,492)	$(259,930)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception) through June 30, 2015

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks
to Michael Williams @0.10 per
share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks
to Jian Li @0.05 per
share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks
to Tzongshyan Sheu @0.05 per
share on November 27, 2013	200,000	$200	$9,800		$10,000

Issuance of common stocks
to two shareholders @0.05 per
share on February 11, 2014	11,000	$11	$539		$550

Net loss for the period
ended June 30, 2014				$(66,492)	$(66,492)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Issuance of common stocks
for services @0.05 per
share on April 1, 2015	140,000	$140	$6,860		$7,000

Net loss for the period
ended June 30, 2015				$(43,760)	$(43,760)

Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$(61,106)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
	Year Ended	Year Ended	May 10, 2010 (Date of Inception)
	June 30	June 30	Through
	2015	2014	June 30, 2015
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net loss	$(43,760)	$(66,492)	$(259,930)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	7,000	12,000	34,000
Account Payable	-	200	200
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(36,760)	$(54,292)	$(225,730)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$7,000	$24,300	$62,087
Proceeds from issuance of common stock	-	60,550	164,824
Net cash provided by financing activities	$7,000	$84,850	$226,911

Net increase (decrease) in cash and cash equivalents	$(29,760)	$30,558	$1,181
Cash and cash equivalents at beginning of the period	$30,941	$383	$-
Cash and cash equivalents at end of the period	$1,181	$30,941	$1,181

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A- BUSINESS DESCRIPTION

First America Resources Corporation formerly known as Golden Oasis New Energy Group, Inc. (the “Company”), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434. First America Resources Corporation has its mailing address at 1000 E Armstrong ST Morris IL 60450.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015 and June 30, 2014, there were $1,181 and $30,941 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of June 30, 2015, there was no fixed asset in the Company’s balance sheets.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of June 30, 2015, the Company had Zero inventory.

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

On July 1, 2013, 120,000 shares were issued to Williams Security Law Firm for legal service of $12,000 at $ 0.10 per share.

On February 3, 2015, 140,000 shares were issued to Globex Transfer LLC for professional service of $7,000 at $0.05 per share.

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

As of June 30, 2015, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal year ended at June 30, 2015 and 2014 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2015 and 2014, there’s no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the year ended June 30, 2015 and 2014, the Company incurred $43,760 and $66,492 operating expenses respectively, and $263,941 of operation expenses incurred for the period of May 10,2010 date of inception to June 30, 2015.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2015 and 2014, the Company incurred $ 43,531 and $ 64,905 respectively, and $ 230,631 of professional fees expense incurred for the period of May 10, 2010 date of inception to June 30,2015.

Detail was showed in the below table.

			Cumulative from
	Year Ended	Year Ended	May 10, 2010 (Date of Inception)
	June 30	June 30	Through
	2015	2014	June 30, 2015
Professional Fees
Accounting & Auditing Fees	$15,000	$15,000	$66,000
Consulting fee	$5,000	$3,000	$18,526
Legal expenses	$6,000	$42,000	$102,099
SEC filling fees	$2,831	$1,642	$12,745
Professional Fees - Other	$14,700	$3,263	$31,260
Total Professional Fees	$43,531	$64,905	$230,631

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

Recent Accounting Pronouncements (Continued)

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2015 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%
Total		6,588,010		82.72%

__________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2015.

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

For the period of January 1, 2015 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $7,000 to the Company for continually operating of the business.

Therefore, there’s total of $62,087 outstanding loan from officer and director, Jian Li as of June 30, 2015.

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

On February 3, 2015, 140,000 shares were issued to Globex Transfer LLC for professional service of $7,000 at $0.05 per share.

Therefore, as of June 30, 2015, total of 7,964,090 shares were issued and outstanding.

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

As of June 30, 2015 the cash and cash equivalent balance was $1,181 and there is cumulative loss of $259,930 for the cumulative period from May 10, 2010 (Date of Inception) to June 30, 2015.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A

			Cumulative from
	Year Ended	Year Ended	May 10, 2010 (Date of Inception)
	June 30	June 30	Through
	2015	2014	June 30, 2015
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	229	243	1,162
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	-	1,099	2,979
Meals and Entertainment	-	65	65
Office Supplies	-	79	79
Postage and Delivery	-	100	591
Professional Fees	43,531	64,905	230,631
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$43,760	$66,492	$263,941

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2015, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2015. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Jian Li	56	Chairman, CEO and CFO

Tzongshyan George Sheu	58	Vice President/Secretary/Director

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

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

13

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us or our subsidiary for the latest two fiscal years ended June 30, 2015, and June 30, 2014.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li –	2014	0	0	0	0	0	0	0	0
CEO/CFO	2015	0	0	0	0	0	0	0	0

Tzongshyan George	2014	0	0	0	0	0	0	0	0
Sheu/Vice President/	2015	0	0	0	0	0	0	0	0
Secretary

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2015

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

Director Compensation for fiscal year ended June 30, 2015

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

Name	Number of Shares of Common stock	Percentage

Jian Li	6,388,010	80.21%
Tzongshyan Sheu	200,000	2.51%
All executive officers and directors as a group [2 persons]	6,588,010	82.72%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officer/Shareholder

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

For the period of January 1, 2015 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $7,000 to the Company for continually operating of the business.

Therefore, there’s total of $62,087 outstanding loan from officer and director, Jian Li as of June 30, 2015.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended June 30, 2015 and 2013.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2014 and 2015.

	2014	2015

Audit Fees	$15,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$15,000

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

____________

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 29, 2015	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer, Principal Financial	September 29, 2015
Officer and Principal Accounting Officer and Director

/s/ Tzongshyan George Sheu	Tzongshyan George Sheu	Vice President/Secretary and Director	September 29, 2015

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

