Form 10-Q
period 2015-09-30
First America Resources Corp
filed 2015-11-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Issuer's telephone number: 815-941-9888

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

As of November 1, 2015 there were 7,964,090 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2015 and 2014

3

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,465	$1,181
Inventory	-	-
Total Current Assets	$1,465	$1,181

TOTAL ASSETS	$1,465	$1,181

LIABILITIES & EQUITY
Current liabilities:
Account payable	$200	$200
Loan from shareholders/ officers	9,000	7,000
Total current liabilities	$9,200	$7,200

Other liabilities:
Loan from officers	55,087	55,087
Total other liabilities	$55,087	$55,087

Total liabilities	$64,287	$62,287

Stockholders' Equity:
Common stock, $0.001 par value;
500,000,000 shares authorized;
7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(261,646)	(260,029)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(62,822)	$(61,106)
TOTAL LIABILITIES & EQUITY	$1,465	$1,181

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through

	September 30,	September 30,	September 30,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$10,131
Gross Profit	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-

Selling, general and administrative expenses	$1,717	$2,760	$265,657

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$1,717	$2,760	$265,657

Operating Loss	$(1,717)	$(2,760)	$(261,729)

Investment income, net	$1	$-	$83
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(1,716)	$(2,760)	$(261,646)
Loss tax expense	$-	$-	$-
Net loss	$(1,716)	$(2,760)	$(261,646)

Net loss per common share- Basics	($0.00)	$(0.00)	$(0.03)
Net loss per common share- Diluted	($0.00)	$(0.00)	$(0.03)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(1,716)	$(2,760)	$(261,646)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through September 30, 2015

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Issuance of common stocks to Michael Williams @0.10 per share on July 1, 2013	120,000	$120	$11,880		$12,000

Issuance of common stocks to Jian Li @0.05 per share on November 27, 2013	1,000,000	$1,000	$49,000		$50,000

Issuance of common stocks to Tzongshyan Sheu @0.05 per share on November 27, 2013	200,000	$200	$9,800		$10,000

Issuance of common stocks to two shareholders @0.05 per share on February 11, 2014	11,000	$11	$539		$550

Net loss for the period ended June 30, 2014				$(66,492)	$(66,492)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Issuance of common stocks for service @0.05 per share on April 1, 2015	140,000	$140	$6,860		$7,000

Net loss for the period ended June 30, 2015				$(43,760)	$(43,760)

Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$(61,106)

Net loss for the period ended September 30, 2015				$(1,716)	$(1,716)

Balance September 30, 2015	7,964,090	$7,965	$190,859	$(261,646)	$(62,822)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Month Ended	Three Month Ended	Cumulative from May 10, 2010 (Date of Inception) Through

	September 30,	September 30,	September 30,
	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(1,716)	$(2,760)	$(261,646)

Adjustments to reconcile net income to net cash provided by
Operating activities:
Non-cash portion of share based professional fee expense	-	-	34,000
Inventory Asset	-	-	-
Account Payable	-	(100)	200
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(1,716)	$(2,860)	$(227,446)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders/officer	$2,000	$-	$64,087
Proceeds from issuance of common stock	-	-	164,824
Net cash provided by financing activities	$2,000	$-	$228,911

Net increase (decrease) in cash and cash equivalents	$284	$(2,860)	$1,465
Cash and cash equivalents at beginning of the period	$1,181	$30,941	$-
Cash and cash equivalents at end of the period	$1,465	$28,081	$1,465

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE A – BUSINESS DESCRIPTION

First America Resources Corporation formerly known as Golden Oasis New Energy Group, Inc. (the "Company"), incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd, Sparks, NV 89434. First America Resources Corporation has its mailing address at 1000 E Armstrong ST Morris IL 60450.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president, secretary, and director of the Company.

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

Development Stage Company

The Company is considered to be in the development stage as defined FASB ASC Topic 915, "Development Stage Entities". The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to raise sales.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting.

The Company's fiscal year end is June 30.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015 there were $ 1,465 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of September 30, 2015, there was no fixed asset in the Company's balance sheets.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of September 30, 2015, the Company had Zero inventory.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method. In accordance with FASB ASC Topic 718, "Compensation - Stock Compensation", the measurement date of shares issued for services is the date at which the counterparty's performance is complete.

On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services of $10,000 at $0.10 per share.

On June 13, 2012, 50,000 shares were issued to Pivo Associates for services of $5,000 at $0.10 per share.

On July 1, 2013, 120,000 shares were issued to Williams Security Law Firm for legal service of $ 12,000 at $ 0.10 per share.

On February 3, 2015, 140,000 shares were issued to Globex Transfer LLC for professional service of $ 7,000 at $ 0.05 per share.

Basic and Diluted Net Loss per Common Share

The Company computes per share amounts in accordance with FASB ASC Topic 260, "Earnings per Share". ASC 260 requires presentation of basic and diluted EPS.

Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of September 30, 2015, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 "Revenue Recognition for Sales of Product", the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

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

•

The company can change the products or perform part of the service, and the Company is involved in the determination of products or service specifications based on customer's needs. At the beginning of the Company's development stage, the Company will not change the products. After the products purchased by the Company and stored in warehouse, the Company will display our products on our website or through e-bay, the interested customers will click the specific product items to complete purchase orders. After the development stage, the Company will develop its own design and will customize the products according to customers' request.

All the indicators of net revenue reporting (ASC 605-45, paragraph 16-23) will not be applicable in the Company.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the fiscal quarter ended at September 30, 2015 and 2014 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended September 30, 2015 and 2014, there's no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended September 30, 2015 and 2014, the Company incurred $ 1,717 and $ 2,760 operating expenses respectively, and $ 265,657 of operation expenses incurred for the period of May 10, 2010 date of inception to September 30, 2015.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended September 30, 2015 and 2014, the Company incurred $ 1,563 and $ 2,700 respectively, and $ 232,194 of professional fees expense incurred for the period of May 10, 2010 date of inception to September 30, 2015.

Detail was showed in the below table.

			Cumulative from May 10, 2010 (Date of Inception Through
	Three Month Ended	Three Month Ended
	September 30,	September 30,	September 30,
	2015	2014	2015
Professional Fees
Accounting & Auditing Fees	$-	$-	$66,000
Consulting fee	$-	$2,500	$18,526
Legal expenses	$-	$-	$102,099
SEC filling fees	$789	$100	$13,534
Professional Fees - Other	$774	$100	$32,034
Total Professional Fees	$1,563	$2,700	$232,194

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability basis relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management's projection of the sufficiency of future taxable income to realize the assets.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2015 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
			2/6/2013 &
Jian Li	CEO & President	6,388,010	11/27/2013	80.21%

Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%
Total		6,588,010		82.72%

____________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2015.

Loans to Officer/Shareholder

From the period of April 1, 2012 to February 28, 2013, the company's formerly officer, Keming Li, loaned $ 25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to March 31, 2014, the officer and shareholder Jian Li additionally loaned $ 29,300 to the Company for continually operating of the business.

For the period of July 1, 2014 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $ 7,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

For the period of July 1, 2015 to September 30, 2015, the officer and shareholder Jian Li additionally loaned $ 2,000 to the Company for continually operating of the business.

Therefore, there's total of $ 64,087 outstanding loan from officer and director, Jian Li as of September 30, 2015.

NOTE D – SHAREHOLDERS' EQUITY

Common Stock

Under the Company's Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

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

On February 6, 2013, Mr. Keming Li, Ms. Guolin Jin, Ms Madison Li together sold total 5,388,010 shares to Mr. Jian Li.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE D – SHAREHOLDERS' EQUITY (Continued)

Common Stock (Continued)

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

On February 3, 2015, 140,000 shares were issued to Globex Transfer LLC for professional service of $ 7,000 at $ 0.05 per share.

Therefore, as of September 30, 2015, total of 7,964,090 shares were issued and outstanding.

NOTE E – GOING CONCERN

The Company is currently in the development stage and their activities consist solely of corporate formation, raising capital, and attempting to sell products to generate revenues.

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of September 30, 2015 the cash and cash equivalent balance was $1,465 and there is cumulative loss of $259,930 for the cumulative period from May 10, 2010 (Date of Inception) to September 30, 2015.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E – GOING CONCERN (Continued)

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

			Cumulative from May 10, 2010
	Three Months Ended	Three Months Ended	(Date of Inception) Through
	September 30,	September 30,	September 30,
	2015	2014	2015
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	154	60	1,316
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	-	-	2,979
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	-	-	591
Professional Fees	1,563	2,700	232,194
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$1,717	$2,760	$265,658

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

Results of Operations

For the fiscal quarter ended September 30, 2015 vs. September 30, 2014:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at September 30, 2015 and 2014 respectively.

Cost of Revenue

For the fiscal quarters ended September 30, 2015 and 2014, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2015 and 2014, there were total of $ 1,717 and $ 2,760 operating expenses.

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended September 30, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 1,716 and $ 2,760 for the fiscal quarters ended September 30, 2015 and 2014, and $ 261,646 for the cumulative periods of May 10, 2010 to September 30, 2015.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2015	2015

Current Ratio	0.05	0.02
Cash	$1,465	$1,181
Working Capital	$(7,735)	$(6,019)
Total Assets	$1,465	$1,181
Total Liabilities	$64,288	$62,287

Total Equity	$(62,822)	$(61,106)

Total Debt/Equity	-1.02	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,465 at September 30, 2015 and negative working capital of $7,735. There were total liabilities of $64,288 at September 30, 2015. The Company had cash and cash equivalents of $ 1,181 at June 30, 2015 and negative working capital of $ 6,019. There were total liabilities of $ 62,287 at June 30, 2015.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At September 30, 2015, the amount of $64,287 had been advanced by Mr. Li under these terms.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2015, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

7

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2015.

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

________________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

First America Resources Corporation, a Nevada corporation

Date: November 13, 2015	By:	/s/ Jian Li
Name: Jian Li
Title: Principal Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 13, 2015	By:	/s/ Jian Li
Name: Jian Li
Title: Principal Executive Officer, Principal Financial Officer andPrincipal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

________________

* This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

