Form 10-Q
period 2015-12-31
First America Resources Corp
filed 2016-02-16
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2015 there were 7,964,090 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Six Months Ended December 31, 2015 and 2014

Contents

Balance Sheet	4

Statement of Loss	5

Shareholders Equity	6

Cash Flows Statement	7

Notes to Financial Statements	8

Exhibit A

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	December 31,	June 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,285	$1,181
Inventory	-	-
Total Current Assets	$1,285	$1,181

TOTAL ASSETS	$1,285	$1,181

LIABILITIES & EQUITY
Current liabilities:
Account payable	$8,500	$200
Loan from shareholders/ officers	26,000	7,000
Total current liabilities	$34,500	$7,200

Other liabilities:
Loan from officers	55,087	55,087
Total other liabilities	$55,087	$55,087

Total liabilities	$89,587	$62,287

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,864,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(287,126)	(260,029)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(88,302)	$(61,106)
TOTAL LIABILITIES & EQUITY	$1,285	$1,181

FIRST AMERICA RESOURCES CORPORATION

(A Development Stage Enterprise)

STATEMENT OF LOSS

	Six	Six	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$27,197	$18,893	$25,480	$16,133	$291,138

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$27,197	$18,893	$25,480	$16,133	$291,138

Operating Loss	$(27,197)	$(18,893)	$(25,480)	$(16,133)	$(287,210)

Investment income, net	$1	$-	$-	$-	$84
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(27,196)	$(18,893)	$(25,480)	$(16,133)	$(287,126)
Loss tax expense	$-	$-	$-	$-
Net loss	$(27,196)	$(18,893)	$(25,480)	$(16,133)	$(287,126)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(27,196)	$(18,893)	$(25,480)	$(16,133)	$(287,126)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2015

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Issuance of common stocks for service @0.05 per share on April 1, 2015	140,000	$140	$6,860		$7,000

Net loss for the period ended June 30, 2015				$(43,760)	$(43,760)
Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$(61,106)

Net loss for the period ended December 31, 2015				$(27,196)	$(27,196)
Balance December 31, 2015	7,964,090	$7,965	$190,859	$(287,126)	$(88,302)

FIRST AMERICA RESOURCES CORPORATION

(A Development Stage Enterprise)

STATEMENT OF CASH FLOWS

	Six	Six	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(27,196)	$(18,893)	$(25,480)	$(16,133)	$(287,126)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	34,000
Inventory	-	-	-	-	-
Account Payable	8,300	(100)	8,300	-	8,500
Net cash provided by operating activities	$(18,896)	$(18,993)	$(17,180)	$(16,133)	$(244,626)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders/officers	$19,000	$-	$17,000	$-	$81,087
Proceeds from issurance of common stock	-	-	-	-	164,824
Net cash provided by financing activities	$19,000	$-	$17,000	$-	$245,911

Net increase (decrease) in cash and cash equivalents	$104	$(18,993)	$(180)	$(16,133)	$1,285
Cash and cash equivalents at beginning of the period	$1,181	$30,941	$1,465	$28,081	$-
Cash and cash equivalents at end of the period	$1,285	$11,948	$1,285	$11,948	$1,285

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 there were $ 1,285 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of December 31, 2015, there was no fixed asset in the Company's balance sheets.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of December 31, 2015, the Company had Zero inventory.

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

As of December 31, 2015, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarter ended at December 31, 2015 and 2014 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended December 31, 2015 and 2014, there's no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended December 31, 2015 and 2014, the Company incurred $ 25,480 and $ 16,133 operating expenses respectively, and $ 291,138 of operation expenses incurred for the period of May 10,2010 date of inception to December 31, 2015.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended December 31, 2015 and 2014, the Company incurred $ 25,450 and $ 16,073 respectively, and $ 257,644 of professional fees expense incurred for the period of May 10, 2010 date of inception to December 31,2015.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2015 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%
Total		6,588,010		82.72%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2015.

Loans to Officer/Shareholder

From the period of April 1 2012 to February 28, 2013, the company's formerly officer, Keming Li, loaned $ 25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

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

For the period of January 1, 2015 to December 31, 2015, the officer and shareholder Jian Li additionally loaned $ 26,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

Therefore, there's total of $ 81,087 outstanding loan from officer and director, Jian Li as of December 31, 2015.

NOTE D - SHAREHOLDERS' EQUITY

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

On February 6, 2013, Mr. Keming Li, Ms. Guolin Jin, Ms Madison Li together sold total 5,388,010 shares to Mr. Jian Li.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE D - SHAREHOLDERS' EQUITY (Continued)

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

Therefore, as of December 31, 2015, total of 7,964,090 shares were issued and outstanding.

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

As of December 31, 2015 the cash and cash equivalent balance was $1,285 and there is cumulative loss of $ 287,126 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2015.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E - GOING CONCERN (Continued)

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Six	Six	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014	2015
Expense
Advertising and Promotion	$-	$-	$-	$-	$100
Automobile expense	$-	$-	$-	$-	$7
Bank Service Charges	$184	$120	$30	$60	$1,346
Business Licenses and Permits	$-	$-	$-	$-	$2,979
Computer and Internet Expense	$-	$-	$-	$-	$971
Garbage Expense	$-	$-	$-	$-	$1,044
Meals and Entertainment	$-	$-	$-	$-	$65
Office Supplies	$-	$-	$-	$-	$79
Postage and Delivery	$-	$-	$-	$-	$591
Professional Fees	$27,013	$18,773	$25,450	$16,073	$257,644
Rent Expenses	$-	$-	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$-	$-	$94
Utilities	$-	$-	$-	$-	$3,500
Website Expense	$-	$-	$-	$-	$1,834
Total Expense	$27,197	$18,893	$25,480	$16,133	$291,138

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

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and has become one large exporter of scrap metal in the Midwest. It started the branch operation at Dallas, TX on January 2015 and plans to start the Georgia branch in 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

Results of Operations

For the fiscal quarter ended December 31, 2015 vs. December 31, 2014:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at December 31, 2015 and 2014 respectively.

Cost of Revenue

For the fiscal quarters ended December 31, 2015 and 2014, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2015 and 2014, there were total of $ 25,480 and $ 16,133 operating expenses.

For the cumulative periods from May 10, 2010 to December 31, 2015, there were total of $ 291,138 operating expenses. Detail is shown in the below table:

	Three Month Ended December 31, 2015	Three Month Ended December 31, 2014	Cumulative from May 10, 2010 (Date of Inception) Through December 31, 2015
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$30	$60	$1,346
Business Licenses and Permits	$-	$-	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$-	$65
Office Supplies	$-	$-	$79
Postage and Delivery	$-	$-	$591
Professional Fees	$25,450	$16,073	$257,644
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$25,480	$16,133	$291,138

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended December 31, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 25,480 and $ 16,133 for the fiscal quarters ended December 31, 2015 and 2014, and $ 287,126 for the cumulative periods of May 10, 2010 to December 31, 2015.

For the six months ended December 31, 2015 vs. December 31, 2014:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the six months ended at December 31, 2015 and 2014 respectively.

Cost of Revenue

For the six months ended December 31, 2015 and 2014, $0.00 and $ 0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2015 and 2014, there were total of $ 27,197 and $ 18,893 operating expenses.

For the cumulative periods from May 10, 2010 to December 31, 2015, there were total of $ 291,138 operating expenses. Detail is shown in the below table:

			Cumulative from
	Six Month Ended	Six Month Ended	May 10, 2010 (Date of Inception)
	December 31	December 31	Through
	2015	2014	December 31, 2015
Expense
Advertising and Promotion	$-	$-	$100
Automobile expense	$-	$-	$7
Bank Service Charges	$184	$120	$1,346
Business Licenses and Permits	$-	$-	$2,979
Computer and Internet Expense	$-	$-	$971
Garbage Expense	$-	$-	$1,044
Meals and Entertainment	$-	$-	$65
Office Supplies	$-	$-	$79
Postage and Delivery	$-	$-	$591
Professional Fees	$27,013	$18,773	$257,644
Rent Expenses	$-	$-	$20,884
Sales Tax Expenses	$-	$-	$94
Utilities	$-	$-	$3,500
Website Expense	$-	$-	$1,834
Total Expense	$27,197	$18,893	$291,138

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended December 31, 2015 and 2014 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 27,196 and $ 18,893 for the six months ended December 31, 2015 and 2014, and $ 287,126 for the cumulative periods of May 10, 2010 to December 31, 2015.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At December 31	At June 30
	2015	2015

Current Ratio	0.04	0.16
Cash	$1,285	$1,181
Working Capital	$(33,215)	$(6,019)
Total Assets	$1,285	$1,181
Total Liabilities	$89,587	$62,287

Total Equity	$(88,302)	$(61,106)

Total Debt/Equity	-1.01	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,285 at December 31, 2015 and negative working capital of $ 33,215. There were total liabilities of $89,587 at December 31, 2015. The Company had cash and cash equivalents of $1,181 at June 30, 2015 and negative working capital of $6,019. There were total liabilities of $62,287 at June 30, 2015.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At December 31, 2015, the amount of $81,087 had been advanced by Mr. Li under these terms.

These costs are estimated to be less than $30,000 annually until we close our potential acquisition. If we fail to meet these requirements, we may lose the qualification for the quotation of our securities in the Over the Counter Markets, and our securities would no longer trade on such markets. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2015 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2015, our disclosure controls and procedures are not effective.

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

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2015.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 14, 2016	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 14, 2016
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

