Form 10-Q
period 2016-03-31
First America Resources Corp
filed 2016-05-16
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 1, 2016 there were 7,964,090 shares issued and outstanding of the registrant's common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Nine Months Ended March 31, 2016 and 2015

3

Contents

Balance Sheet	5

Statement of Loss	6

Shareholders Equity	7

Cash Flows Statement	8

Notes to Financial Statements	9

Exhibit A

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	March 31,	June 30,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$6,802	$1,181
Inventory	-	-
Total Current Assets	$6,802	$1,181

TOTAL ASSETS	$6,802	$1,181

LIABILITIES & EQUITY
Current liabilities:
Account payable	$6,200	$200
Loan from shareholders/officers	31,000	7,000
Total current liabilities	$37,200	$7,200

Other liabilities:
Loan from officers	62,087	55,087
Total other liabilities	$62,087	$55,087

Total liabilities	$99,287	$62,287

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(291,309)	(260,029)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(92,485)	$(61,106)
TOTAL LIABILITIES & EQUITY	$6,802	$1,181

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Cumulative from May 10, 2010 (Date of Inception) Through March 31, 2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$31,380	$30,861	$4,183	$11,107	$295,320

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$31,380	$30,861	$4,183	$11,107	$295,320

Operating Loss	$(31,380)	$(30,861)	$(4,183)	$(11,107)	$(291,392)

Investment income, net	$1	$-	$-	$-	$83
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(31,379)	$(30,861)	$(4,183)	$(11,107)	$(291,309)
Loss tax expense	$-	$-	$-	$-	$-
Net loss	$(31,379)	$(30,861)	$(4,183)	$(11,107)	$(291,309)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(31,379)	$(30,861)	$(4,183)	$(11,107)	$(291,309)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 (Date of Inception) through March 31, 2016

				Deficit Accumulated	Accumulated Other
			Additional	During the	Comprehensive	Total
	Common Stock		Paid-in	Development	Income	Stockholders'
	Shares	Amount	Capital	Stage	(Loss)	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$-	$(24,346)

Issuance of common stocks for service @0.05 per share on April 1, 2015	140,000	$140	$6,860			$7,000

Net loss for the period ended June 30, 2015				$(43,760)		$(43,760)
Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$-	$(61,106)

Net loss for the period ended March 31, 2016				$(31,379)		$(31,379)
Balance March 31, 2016	7,964,090	$7,965	$190,859	$(291,309)	$-	$(92,485)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Nine	Nine	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Operating Activities:
Net loss	$(31,379)	$(30,861)	$(4,183)	$(11,107)	$(291,309)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-		-	-	34,000
Inventory Asset	-	-	-	-	-
Account Payable	6,000	(100)	(2,300)	(861)	6,200
Net cash provided by operating activities	$(25,379)	$(30,961)	$(6,483)	$(11,968)	$(251,109)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders	$31,000	$7,000	$12,000	$7,000	$93,087
Proceeds from issurance of common stock	-		-		164,824
Net cash provided by financing activities	$31,000	$7,000	$12,000	$7,000	$257,911

Net increase (decrease) in cash and cash equivalents	$5,621	$(23,961)	$5,517	$(4,968)	$6,802
Cash and cash equivalents at beginning of the period	$1,181	$30,942	$1,285	$11,949	$-
Cash and cash equivalents at end of the period	$6,802	$6,981	$6,802	$6,981	$6,802

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, formerCEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-president, secretary, and director of the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016 there were $6,802 cash and cash equivalents.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of March 31, 2016, there was no fixed asset in the Company's balance sheets.

Comprehensive Income

The company's comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of March 31, 2016, the Company had Zero inventory.

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

On July 1, 2013, 120,000 shares were issued to Williams Security Law Firm for legal service of $12,000 at $0.10 per share.

On February 3, 2015, 140,000 shares were issued to Globex Transfer LLC for professional service of $7,000 at $ 0.05 per share.

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

As of March 31, 2016, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarter ended at March 31, 2016 and 2015 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended March 31, 2016 and 2015, there's no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the fiscal quarter ended March 31, 2016 and 2015, the Company incurred $4,183 and $11,107 operating expenses respectively, and $295,320 of operation expenses incurred for the period of May 10, 2010 date of inception to March 31, 2016.

For the nine months ended March 31, 2016 and 2015, the Company incurred $31,380 and $30,861 operating expenses respectively.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarter ended March 31, 2016 and 2015, the Company incurred $4,150 and $11,070 respectively, and $261,793 of professional fees expense incurred for the period of May 10, 2010 date of inception to March 31, 2016.

For the nine months ended March 31, 2016 and 2015, the Company incurred $31,163 and $30,731 respectively.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2016 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%

Total		6,588,010		82.72%

* The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2016.

Loans to Officer/Shareholder

From the period of April 1, 2012 to February 28, 2013, the company's formerly officer, Keming Li, loaned $25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by formerly officer Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to December 31, 2014, the officer and shareholder Jian Li additionally loaned $29,300 to the Company for continually operating of the business.

For the period of January 1, 2015 to December 31, 2015, the officer and shareholder Jian Li additionally loaned $26,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C – RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

For the period of January 1, 2016 to March 31, 2016, the officer and shareholder Jian Li additionally loaned $12,000 to the Company for continually operating of the business.

Therefore, there's total of $93,087 outstanding loan from officer and director, Jian Li as of March 31, 2016.

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

Therefore, as of March 31, 2016, total of 7,964,090 shares were issued and outstanding.

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

As of March 31, 2016 the cash and cash equivalent balance was $6,802 and there is cumulative loss of $291,309 for the cumulative period from May 10, 2010 (Date of Inception) to March 31, 2016.

The Company's lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Nine	Nine	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015	2016

Expense

Advertising and Promotion					$100

Automobile expense					$7

Bank Service Charges	$217	$130	$33	$10	$1,379

Business Licenses and Permits					$2,979

Computer and Internet Expense					$971

Garbage Expense					$1,044

Meals and Entertainment					$65

Office Supplies					$79

Postage and Delivery					$591

Professional Fees	$31,163	$30,731	$4,150	$11,097	$261,793

Rent Expenses					$20,884

Sales Tax Expenses					$94

Utilities					$3,500

Website Expense					$1,834

Total Expense	$31,380	$30,861	$4,183	$11,107	$295,320

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

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp is operating business branch at Dallas, Texas since 11/2014 and operating the Atlanta branch since 1/14/2016 this year.Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, and Tungsten Alloys.

Results of Operations

For the fiscal quarter ended March 31, 2016 vs. March 31, 2015:

Revenue

The Company had $0.00 and $0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at March 31, 2016 and 2015 respectively.

Cost of Revenue

For the fiscal quarters ended March 31, 2016 and 2015, $0.00 and $0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2016 and 2015, there were total of $4,183 and $11,107 operating expenses.

For the cumulative periods from May 10, 2010 to March 31, 2016, there were total of $295,320 operating expenses. Detail is shown in the below table:

	Three Month Ended March 31, 2016	Three Month Ended March 31, 2015	Cumulative from May 10, 2010 (Date of Inception) Through March 31, 2016
Expense
Advertising and Promotion			$100
Automobile expense			$7
Bank Service Charges	$33	$10	$1,379
Business Licenses and Permits			$2,979
Computer and Internet Expense			$971
Garbage Expense			$1,044
Meals and Entertainment			$65
Office Supplies			$79
Postage and Delivery			$591
Professional Fees	$4,150	$11,097	$261,793
Rent Expenses			$20,884
Sales Tax Expenses			$94
Utilities			$3,500
Website Expense			$1,834
Total Expense	$4,183	$11,107	$295,320

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended March 31, 2016 and 2015 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $4,183 and $11,107 for the fiscal quarters ended March 31, 2016 and 2015, and $291,309 for the cumulative periods of May 10, 2010 to March 31, 2016.

For the nine months ended March 31, 2016 vs. March 31, 2015:

Revenue

The Company had $0.00 and $0.00 of the lithium-ion battery sales revenue for the nine months ended at March 31, 2016 and 2015 respectively.

Cost of Revenue

For the nine months ended March 31, 2016 and 2015, $0.00 and $0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2016 and 2015, there were total of $31,380 and $30,861 operating expenses.

For the cumulative periods from May 10, 2010 to March 31, 2016, there were total of $295,320 operating expenses. Detail is shown in the below table:

			Cumulative from May 10, 2010
	Nine	Nine	(Date of Inception)
	Month Ended March 31,	Month Ended March 31,	Through March 31,
	2016	2015	2016
Expense
Advertising and Promotion			$100
Automobile expense			$7
Bank Service Charges	$217	$130	$1,379
Business Licenses and Permits			$2,979
Computer and Internet Expense			$971
Garbage Expense			$1,044
Meals and Entertainment			$65
Office Supplies			$79
Postage and Delivery			$591
Professional Fees	$31,163	$30,731	$261,793
Rent Expenses			$20,884
Sales Tax Expenses			$94
Utilities			$3,500
Website Expense			$1,834
Total Expense	$31,380	$30,861	$295,320

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended March 31, 2016 and 2015 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $31,379 and $30,861 for the nine months ended March 31, 2016 and 2015, and $291,309 for the cumulative periods of May 10, 2010 to March 31, 2016.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2016	2015

Current Ratio	0.07	0.16
Cash	$6,802	$1,181
Working Capital	$(92,485)	$(6,019)
Total Assets	$6,802	$1,181
Total Liabilities	$99,287	$62,287

Total Equity	$(92,485)	$(61,106)

Total Debt/Equity	-1.07	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $6,802 at March 31, 2016 and negative working capital of $92,485. There were total liabilities of $99,287 at March 31, 2016. The Company had cash and cash equivalents of $1,181 at June 30, 2015 and negative working capital of $6,019. There were total liabilities of $62,287 at June 30, 2015.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At March 31, 2016, the amount of $93,087 had been advanced by Mr. Li under these terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2016, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2016.

(b) Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 16, 2016	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 16, 2016
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_______________

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

