Form 10-K
period 2016-06-30
First America Resources Corp
filed 2016-09-26
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2015: $717,100

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2016.

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

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp is operating business branch at Dallas, Texas since 11/2014 and operating the Atlanta branch since 1/14/2016 this year. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2016	$.51	$.30
March 31, 2016	$.51	$.30
December 31, 2015	$.51	$.30
September 30, 2015	$.51	$.30
June 30, 2015	$.51	$.30
March 31, 2015	$.51	$.30
December 31, 2014	$.51	$.30
September 30, 2014	$.51	$.30

____________________

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

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp is operating business branch at Dallas, Texas since 11/2014 and operating the Atlanta branch since 1/14/2016 this year. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal year ended June 30, 2016 vs. June 30, 2015:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2016 and 2015 respectively.

Cost of Revenue

For the fiscal years ended June 30, 2016 and 2015, there’s no Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2016 and 2015, there were total of $32,451 and $43,760 operating expenses.

For the cumulative period from May 10, 2010 to June 30, 2016, there were total of $296,392 operating expenses. Detail is shown in the below table:

			Cumulative from
			May 10, 2010 (Date
	Year Ended June 30	Year Ended June 30	of Inception) Through June 30,
	2016	2015	2016
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	238	229	1,400
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	-	-	2,979
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	-	-	591
Professional Fees	32,213	43,531	262,844
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$32,451	$43,760	$296,392

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal year period ended June 30, 2016 and 2015 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $32,450 and $43,760 for the fiscal year period ended June 30, 2016 and 2015, and $292,380 for the cumulative period of May 10, 2010 to June 30, 2016.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30	At June 30
	2016	2015

Current Ratio	0.08	0.16
Cash	$7,831	$1,181
Working Capital	$(31,469)	$(6,019)
Total Assets	$7,831	$1,181
Total Liabilities	$101,387	$62,287

Total Equity	$(93,556)	$(61,106)

Total Debt/Equity	-1.08	-1.02

Current Ration = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $7,831 at June 30, 2016 and negative working capital of $31,469. There were total liabilities of $101,387 at June 30, 2016. The Company had cash and cash equivalents of $1,181 at June 30, 2015 and negative working capital of $6,019. There were total liabilities of $62,287 at June 30, 2015.

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

At June 30, 2016, we owe Mr. Li an aggregate of $ 98,087 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2016 and 2015

Independent Registered Public Accounting Firm’s Auditor’s Report on the
Consolidated Financial Statements

Board of Directors and Shareholders of First America Resources Corporation

We have audited the accompanying balance sheets of First America Resources Corporation formerly Golden Oasis New Energy Group Inc as of June 30, 2016 and 2015, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2016, June 30, 2015, and the cumulative period May 10, 2010 (date of inception) through June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation. as of June 30, 2016 and 2015, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2016, June 30, 2015, and the cumulative period from May 10, 2010 (date of inception) through June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL 60616

September 26, 2016

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	June 30,	June 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$7,831	$1,181
Inventory	-	-
Total Current Assets	$7,831	$1,181

TOTAL ASSETS	$7,831	$1,181

LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,300	$200
Loan from officers	36,000	7,000
Total current liabilities	$39,300	$7,200

Other liabilities:
Loan from shareholders/officers	62,087	55,087
Total other liabilities	$62,087	$55,087

Total liabilities	$101,387	$62,287

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(292,380)	(260,029)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(93,556)	$(61,106)
TOTAL LIABILITIES & EQUITY	$7,831	$1,181

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

			Cumulative from
			May 10, 2010 (Date
	Year Ended June 30,	Year Ended June 30,	of Inception) Through June 30,
	2016	2015	2016
	(Audited)	(Audited)	(Audited)

Revenues	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$10,131
Gross Profit	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$32,451	$43,760	$296,392

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$32,451	$43,760	$296,392

Operating Loss	$(32,451)	$(43,760)	$(292,464)

Investment income, net	$1	$-	$84
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(32,450)	$(43,760)	$(292,380)
Loss tax expense	$-	$-	$-
Net loss	$(32,450)	$(43,760)	$(292,380)

Net loss per common share - Basics	$(0.00)	$(0.01)	$(0.04)
Net loss per common share - Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(32,450)	$(43,760)	$(292,380)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 (Date of Inception)
through June 30, 2016

				Deficit Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	$-	$6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$-	$(24,346)

Issuance of common stocks for service @0.05 per share on April 1, 2015	140,000	$140	$6,860			$7,000

Net loss for the period ended June 30, 2015				$(43,760)		$(43,760)
Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$-	$(61,106)

Net loss for the period ended June 30, 2016				$(32,450)		$(32,450)
Balance June 30, 2016	7,964,090	$7,965	$190,859	$(292,380)	$-	$(93,556)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

			Cumulative from
			May 10, 2010 (Date of Inception)
	Year Ended June 30,	Year Ended June 30,	Through June 30,
	2016	2015	2016
	(Audited)	(Audited)	(Audited)
Operating Activities:
Net loss	$(32,450)	$(43,760)	$(292,380)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-	7,000	34,000
Account Payable	3,100	-	3,300
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(29,350)	$(36,760)	$(255,080)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$36,000	$7,000	$98,087
Proceeds from issuance of common stock	-	-	164,824
Net cash provided by financing activities	$36,000	$7,000	$262,911

Net increase (decrease) in cash and cash equivalents	$6,650	$(29,760)	$7,831
Cash and cash equivalents at beginning of the period	$1,181	$30,941	$-
Cash and cash equivalents at end of the period	$7,831	$1,181	$7,831

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2016, there were $ 7,831 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of June 30, 2016, there was no fixed asset in the Company’s balance sheets.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of June 30, 2016, the Company had Zero inventory.

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

As of June 30, 2016, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal year ended at June 30, 2016 and 2015 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2016 and 2015, there’s no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the year ended June 30, 2016 and 2015, the Company incurred $ 32,451 and $ 43,760 operating expenses respectively, and $ 296,392 of operation expenses incurred for the period of May 10, 2010 date of inception to June 30, 2016.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2016 and 2015, the Company incurred $ 32,213 and $ 43,531 respectively, and $ 262,844 of professional fees expense incurred for the period of May 10, 2010 date of inception to June 30, 2016.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2016 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share
Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%
Total		6,588,010		82.72%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2016.

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

For the period of April 1, 2013 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $ 36,300 to the Company for continually operating of the business.

For the period of July 1, 2015 to June 30, 2016, the officer and shareholder Jian Li additionally loaned $ 36,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

Therefore, there’s total of $ 98,087 outstanding loan from officer and director, Jian Li as of June 30, 2016.

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

Therefore, as of June 30, 2016, total of 7,964,090 shares were issued and outstanding.

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

As of June 30, 2016 the cash and cash equivalent balance was $7,831 and there is cumulative loss of $292,380 for the cumulative period from May 10, 2010 (Date of Inception) to June 30, 2016.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

			Cumulative from
			May 10, 2010 (Date
	Year Ended June 30	Year Ended June 30	of Inception) Through June 30,
	2016	2015	2016
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	238	229	1,400
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	-	-	2,979
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	-	-	591
Professional Fees	32,213	43,531	262,844
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$32,451	$43,760	$296,392

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2016.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2016, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2016. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position

Jian Li	57	Chairman, CEO and CFO

Tzongshyan George Sheu	59	Vice President/Secretary/Director

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

Information concerning Mr. Tzongshyan George Sheu is as follows: Tzongshyan George Sheu has been our our Vice President/Secretary/Director since February 6, 2013. From April 2010 to date he has been Vice President of First America Metal Corporation a recycling corporation we intend to acquire. From May 2008 to April 2010, he was Owner/President of Golden Time Gift Shop, Inc. He holds Health/Life/Property Insurance License. He received MS – Computer Science (Applied Math), 6/1982, University of Maryland. Mr. Sheu had a Chapter 7 personal bankruptcy, Northern District of Illinois, Case No. 10-57175, discharged on August 16, 2011. Mr. Sheu has been in the industry of the business we intend to acquire for more than six years as a senior executive and brings to the board his extensive knowledge of the business we intend to acquire and the industry that business is in.

Legal Proceedings

Except as set forth above or provided below, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

(1)	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	Engaging in any type of business practice; or

(iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4)	Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act(15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act(7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our PEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2016, and June 30, 2015.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$

Jian Li	2016	0	0	0	0	0	0	0	0
CEO/CFO	2015	0	0	0	0	0	0	0	0

Tzongshyan George Sheu	2016	0	0	0	0	0	0	0	0
Vice President/Secretary	2015	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2016

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

Director Compensation for fiscal year ended June 30, 2016

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2016.

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

For the period of April 1, 2013 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $36,300 to the Company for continually operating of the business.

For the period of July 1, 2015 to June 30, 2016, the officer and shareholder Jian Li additionally loaned $ 36,000 to the Company for continually operating of the business.

Therefore, there’s total of $ 98,087 outstanding loan from officer and director, Jian Li as of June 30, 2016.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Enterprise CPA was our independent auditors for the fiscal years ended June 30, 2016 and 2015.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2016 and 2015.

	2016	2015

Audit Fees	$15,000	$15,000
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$15,000	$15,000

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

___________________

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 26, 2016	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 26, 2016
Principal Financial Officer and Principal Accounting Officer and Director

/s/ Tzongshyan George Sheu	Tzongshyan George Sheu	Vice President/Secretary and	September 26, 2016
Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

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

___________________

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

