Form 10-Q
period 2016-09-30
First America Resources Corp
filed 2016-11-14
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2016 and 2015

3

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET

	September 30,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$7,395	$7,831
Inventory	-	-
Total Current Assets	$7,395	$7,831

TOTAL ASSETS	$7,395	$7,831

LIABILITIES & EQUITY
Current liabilities:
Account payable	$3,850	$3,300
Loan from officers	38,000	36,000
Total current liabilities	$41,850	$39,300

Other liabilities:
Loan from shareholders/ officers	64,087	62,087
Total other liabilities	$64,087	$62,087

Total liabilities	$105,937	$101,387

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(297,366)	(292,380)
Accumulated other comprehensive income (loss)	-	-

Total stockholders' equity	$(98,542)	$(93,556)
TOTAL LIABILITIES & EQUITY	$7,395	$7,831

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS
			Cumulative from
	Three	Three	May 10, 2010 (Date of Inception)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$10,131
Gross Profit	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-

Selling, general and administrative expenses	$4,986	$1,717	$301,378

Depreciation and amortization expenses	$-	$-	$-

Total Operating Expenses	$4,986	$1,717	$301,378

Operating Loss	$(4,986)	$(1,717)	$(297,450)

Investment income, net	$-	$1	$84
Interest Expense, net	$-	$-	$-
Loss before income taxes	$(4,986)	$(1,716)	$(297,366)
Loss tax expense	$-	$-	$-
Net loss	$(4,986)	$(1,716)	$(297,366)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.04)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)

Other comprehensive loss, net of tax:	$-	$-	$-
Comprehensive income (loss)	$(4,986)	$(1,716)	$(297,366)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through September 30, 2016

				Deficit Accumulated	Accumulated
			Additional	During the	Other	Total
	Common Stock		Paid-in	Development	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Income (Loss)	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$-	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	-	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$-	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$-	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$-	$(24,346)

Issuance of common stocks
for service @0.05 per
share on April 1, 2015	140,000	$140	$6,860			$7,000

Net loss for the period
ended June 30, 2015				$(43,760)		$(43,760)

Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$-	$(61,106)

Net loss for the period
ended June 30, 2016				$(32,450)		$(32,450)

Balance June 30, 2016	7,964,090	$7,965	$190,859	$(292,380)	$-	$(93,556)

Net loss for the period
ended September 30, 2016				$(4,986)		$(4,986)

Balance September 30, 2016	7,964,090	$7,965	$190,859	$(297,366)	$-	$(98,542)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Three Months Ended September 30,	Three Months Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(4,986)	$(1,716)	$(297,366)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-	-	34,000
Account Payable	550	-	3,850
Sales Tax Payable	-	-	-
Net cash provided by operating activities	$(4,436)	$(1,716)	$(259,516)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-

Financing Activities:
Loan from shareholders	$4,000	$2,000	$102,087
Proceeds from issuance of common stock	-	-	164,824
Net cash provided by financing activities	$4,000	$2,000	$266,911

Net increase (decrease) in cash and cash equivalents	$(436)	$284	$7,395
Cash and cash equivalents at beginning of the period	$7,831	$1,181	$-
Cash and cash equivalents at end of the period	$7,395	$1,465	$7,395

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016, there were $ 7,395 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of September 30, 2016, there was no fixed asset in the Company’s balance sheets.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of September 30, 2016, the Company had Zero inventory.

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

As of September 30, 2016, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarter ended at September 30, 2016 and 2015 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarter ended September 30, 2016 and 2015, there’s no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the quarter ended September 30, 2016 and 2015, the Company incurred $ 4,986 and $ 1,717 operating expenses respectively, and $ 301,378 of operation expenses incurred for the period of May 10,2010 date of inception to September 30, 2016.

Detail as showed at Exhibit A at the end of the financial notes.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarter ended September 30, 2016 and 2015, the Company incurred $ 4,050 and $ 1,563 respectively, and $ 266,894 of professional fees expense incurred for the period of May 10, 2010 date of inception to September 30,2016.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2016 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%
Tzongshyan Sheu	VP & Secretary	200,000	11/27/2013	2.51%
Total		6,588,010		82.72%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2016.

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

For the period of July 1, 2015 to June 30, 2016, the officer and shareholder Jian Li additionally loaned $36,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

For the period of July 1, 2016 to September 30, 2016, the officer and shareholder Jian Li additionally loaned $4,000 to the Company for continually operating of the business.

Therefore, there’s total of $102,087 outstanding loan from officer and director, Jian Li as of September 30, 2016.

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

Therefore, as of September 30, 2016, total of 7,964,090 shares were issued and outstanding.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE E - GOING CONCERN (Continued)

As of September 30, 2016 the cash and cash equivalent balance was $7,395 and there is cumulative loss of $297,366 for the cumulative period from May 10, 2010 (Date of Inception) to September 30, 2016.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

Exhibit A Operating Expense Details

	Three Months Ended September 30,	Three Months Ended September 30,	Cumulative from May 10, 2010 (Date of Inception) Through September 30,
	2016	2015	2016
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	36	154	1,436
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	900	-	3,879
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	-	-	591
Professional Fees	4,050	1,563	266,894
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$4,986	$1,717	$301,378

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may continue to take longer than such currently anticipated dates.

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of Non-Ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp is operating business branch at Dallas, Texas since 11/2014 and operating the Atlanta branch since 1/14/2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal quarter ended September 30, 2016 vs. September 30, 2015:

Revenue

The Company had $0.00 and $ 0.00 of the lithium-ion battery sales revenue for the fiscal quarters ended at September 30, 2016 and 2015 respectively.

Cost of Revenue

For the fiscal quarters ended September 30, 2016 and 2015, $0.00 and $0.00 Cost of Goods Sold were recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2016 and 2015, there were total of $4,986 and $1,717 operating expenses.

For the cumulative periods from May 10, 2010 to September 30, 2016, there were total of $ 301,378 operating expenses. Detail is shown in the below table:

	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,
	2016	2015	2016
Expense
Advertising and Promotion	-	-	100
Automobile expense	-	-	7
Bank Service Charges	36	154	1,436
Computer and Internet Expense	-	-	971
Garbage Expense	-	-	1,044
License & Registration	900	-	3,879
Meals and Entertainment	-	-	65
Office Supplies	-	-	79
Postage and Delivery	-	-	591
Professional Fees	4,050	1,563	266,894
Rent Expenses	-	-	20,884
Sales Tax Expenses	-	-	94
Utilities	-	-	3,500
Website Expense	-	-	1,834
Total Expense	$4,986	$1,717	$301,378

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended September 30, 2016 and 2015 respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $4,986 and $1,717 for the fiscal quarters ended September 30, 2016 and 2015, and $297,366 for the cumulative periods of May 10, 2010 to September 30, 2016.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2016	2016

Current Ratio	0.07	1.09
Cash	$7,395	$7,831
Working Capital	$(34,455)	$(31,469)
Total Assets	$7,395	$7,831
Total Liabilities	$105,937	$101,387

Total Equity	$(98,542)	$(93,556)

Total Debt/Equity	-1.08	-1.08

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Liabilities / Total Shareholders' Equity

The Company had cash and cash equivalents of $7,395 at September 30, 2016 and negative working capital of $34,455. There were total liabilities of $105,937 at September 30, 2016. The Company had cash and cash equivalents of $ 7,831 at June 30, 2016 and negative working capital of $31,469. There were total liabilities of $101,387 at June 30, 2016.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At September 30, 2016, the amount of $102,087 had been advanced by Mr. Li under these terms.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2016, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2016.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 14, 2016	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 14, 2016
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

