Form 10-Q
period 2016-12-31
First America Resources Corp
filed 2017-02-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 10, 2017 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended December 31, 2016 and 2015

3

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
BALANCE SHEET
	December 31,	June 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,973	$7,831
Inventory	-	-
Total Current Assets	$9,973	$7,831

TOTAL ASSETS	$9,973	$7,831

LIABILITIES & EQUITY
Current liabilities:
Account payable	$100	$3,300
Loan from officers	46,000	36,000
Total current liabilities	$46,100	$39,300

Other liabilities:
Loan from shareholders/ officers	81,087	62,087
Total other liabilities	$81,087	$62,087

Total liabilities	$127,187	$101,387

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(316,038)	(292,380)

Total stockholders' equity	$(117,214)	$(93,556)
TOTAL LIABILITIES & EQUITY	$9,973	$7,831

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

	Six	Six	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development	$-	$-	$-	$-	$-

Selling, general and administrative expenses	$23,658	$27,197	$18,673	$25,480	$320,050

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$23,658	$27,197	$18,673	$25,480	$320,050

Operating Loss	$(23,658)	$(27,197)	$(18,673)	$(25,480)	$(316,122)

Investment income, net	$-	$1	$-	$-	$84
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(23,658)	$(27,196)	$(18,673)	$(25,480)	$(316,038)
Loss tax expense	$-	$-	$-	$-
Net loss	$(23,658)	$(27,196)	$(18,673)	$(25,480)	$(316,038)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(23,658)	$(27,196)	$(18,673)	$(25,480)	$(316,038)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through December 31, 2016

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Issuance of common stocks
for service @0.05 per
share on April 1, 2015	140,000	$140	$6,860		$7,000

Net loss for the period
ended June 30, 2015				$(43,760)	$(43,760)

Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$(61,106)

Net loss for the period
ended June 30, 2016				$(32,450)	$(32,450)

Balance June 30, 2016	7,964,090	$7,965	$190,859	$(292,380)	$(93,556)

Net loss for the period
ended December 31, 2016				$(23,658)	$(23,658)

Balance December 31, 2016	7,964,090	$7,965	$190,859	$(316,038)	$(117,214)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

	Six	Six	Three	Three	Cumulative from May 10, 2010 (Date of Inception)
	Month Ended	Month Ended	Month Ended	Month Ended	Through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(23,658)	$(27,196)	$(18,673)	$(25,480)	$(316,038)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	34,000
Inventory	-	-	-	-	-
Account Payable	(3,200)	8,300	(3,750)	8,300	100
Net cash provided by operating activities	$(26,858)	$(18,896)	$(22,423)	$(17,180)	$(281,938)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders/officers	$29,000	$19,000	$25,000	$17,000	$127,087
Proceeds from issuance of common stock	-	-	-	-	164,824
Net cash provided by financing activities	$29,000	$19,000	$25,000	$17,000	$291,911

Net increase (decrease) in cash and cash equivalents	$2,142	$104	$2,577	$(180)	$9,973
Cash and cash equivalents at beginning of the period	$7,831	$1,181	$7,396	$1,465	$-
Cash and cash equivalents at end of the period	$9,973	$1,285	$9,973	$1,285	$9,973

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016, there were $ 9,973 cash and cash equivalents respectively.

Property, Plant, and Equipment Depreciation

Property, plant, and equipment are stated at cost. Depreciation is being provided principally by straight line methods over the estimated useful lives of the assets. As of December 31, 2016, there was no fixed asset in the Company’s balance sheets.

Comprehensive Income

The company’s comprehensive income is comprised of net income, unrealized gains and losses on marketable securities classified foreign currency translation adjustments, and unrealized gains and losses on derivative financial instruments related to foreign currency hedging.

Inventory

As of December 31, 2016, the Company had Zero inventory.

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

As of December 31, 2016, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

•	Takes title to the products. The Company will take title to the products before customers order them. The Company will retail its purchased products to general public through e-commerce or online selling. All customer orders and its shipments to customers will be responsible of the Company, not supplier(s).

•	Flexibility in pricing. The retail price to customers will be the responsibility of the Company according to the market competitions.

•	Assumes credit risk. The Company will assume collection and receivable risks.

•	The Company can change the products or perform part of the service, and the Company is involved in the determination of products or service specifications based on customer’s needs. At the beginning of the Company’s development stage, the Company will not change the products. After the products purchased by the Company and stored in warehouse, the Company will display our products on our website or through e-bay, the interested customers will click the specific product items to complete purchase orders. After the development stage, the Company will develop its own design and will customize the products according to customers’ request.

All the indicators of net revenue reporting (ASC 605-45, paragraph 16-23) will not be applicable in the Company.

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the fiscal quarter ended at December 31, 2016 and 2015 respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the quarter ended December 31, 2016 and 2015, no Cost of Goods Sold was recorded.

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the quarter ended December 31, 2016 and 2015, the Company incurred $ 23,658 and $ 27,197 operating expenses respectively, and $ 320,050 of operation expenses incurred for the period from May 10, 2010 date of inception to December 31, 2016.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarter ended December 31, 2016 and 2015, the Company incurred $ 22,600 and $ 27,013 respectively, and $ 285,844 of professional fees expense incurred for the period from May 10, 2010 date of inception to December 31, 2016.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company. Prior to the closing date of February 6, 2013, the monthly rent payment of $ 600 for the former office location in Hoffman Estates was paid up to January 31, 2013.

Recent Accounting Pronouncements

Management believes that none of the recently issued accounting pronouncements will have a material impact on the financial statements.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2016 total 6,588,010 shares were issued to officers and directors, and there’s total of 7,964,090 outstanding shares as of December 31, 2016.

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

For the period of July 1, 2016 to December 31, 2016, the officer and shareholder Jian Li additionally loaned $ 29,000 to the Company for continually operating of the business.

Therefore, there’s total of $ 127,087 outstanding loan from officer and director, Jian Li as of December 31, 2016.

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

Therefore, as of December 31, 2016, total of 7,964,090 shares were issued and outstanding.

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

As of December 31, 2016 the cash and cash equivalent balance was $9,973 and there is cumulative loss of $ 316,038 for the cumulative period from May 10, 2010 (Date of Inception) to December 31, 2016.

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

First America Metal Corporation in Morris IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become a large exporter of scrap metal in the Midwest. First America Metal Corporation is operating the business branch at Dallas, Texas since November 2014 and operating the Atlanta branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: copper, brass, stainless, aluminum, high temp alloys, zinc, tin, cobalt, tungsten alloys, and electronic material.

Results of Operations

For the fiscal quarter ended December 31, 2016 vs. December 31, 2015:

Revenue

The Company had $0.00 and $ 0.00 of sales revenue for the fiscal quarters ended at December 31, 2016 and 2015, respectively.

Cost of Revenue

For the fiscal quarters ended December 31, 2016 and 2015, $0.00 and $ 0.00 of Cost of Goods Sold were recorded, respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2016 and 2015, there were total of $ 18,673 and $ 25,480 operating expenses, respectively.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended December 31, 2016 and 2015, respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 18,673 and $ 25,480 for the fiscal quarters ended December 31, 2016 and 2015, respectively.

For the six months ended December 31, 2016 vs. December 31, 2015:

Revenue

The Company had $0.00 and $ 0.00 of sales revenue for the six months ended at December 31, 2016 and 2015, respectively.

Cost of Revenue

For the six months ended December 31, 2016 and 2015, $0.00 and $ 0.00 of Cost of Goods Sold were recorded, respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2016 and 2015, there were total of $ 23,658 and $ 27,197 operating expenses, respectively.

For the cumulative periods from May 10, 2010 to December 31, 2016, there were total of $ 320,050 operating expenses.

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months periods ended December 31, 2016 and 2015, respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 23,658 and $ 27,196 for the six months ended December 31, 2016 and 2015, respectively; and $316,038 for the cumulative periods from May 10, 2010 to December 31, 2016.

Liquidity and Capital Resources

	At December 31,	At June 30,
	2016	2016

Current Ratio	0.21	0.20
Cash	$9,973	$7,831
Working Capital	$(36,127)	$(31,469)
Total Assets	$9,973	$7,831
Total Liabilities	$127,187	$101,387

Total Equity	$(117,214)	$(93,556)

Total Debt/Equity	-1.09	-1.08

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Debt / Total Shareholders' Equity

The Company had cash and cash equivalents of $ 9,973 at December 31, 2016 and negative working capital of $36,127. There were total liabilities of $ 127,187 at December 31, 2016. The Company had cash and cash equivalents of $ 7,831 at June 30, 2016 and negative working capital of $ 31,469. There were total liabilities of $ 101,387 at June 30, 2016.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At December 31, 2016, the amount of $127,087 had been advanced by Mr. Li under these terms.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2016 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2016, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last six months that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2016.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 13, 2017	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 13, 2017
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

