Form 10-Q
period 2017-03-31
First America Resources Corp
filed 2017-05-15
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

As of May 13, 2017 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended March 31, 2017 and 2016

3

FIRST AMERICA RESOURCES CORPORATION

(A Development Stage Enterprise)

BALANCE SHEET

	March 31	June 30
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,503	$7,831
Inventory	-	-
Total Current Assets	$9,503	$7,831

TOTAL ASSETS	$9,503	$7,831

LIABILITIES & EQUITY
Current liabilities:
Account payable		$3,300
Loan from officers	65,000	36,000
Total current liabilities	$65,000	$39,300

Other liabilities:
Loan from shareholders/ officers	62,087	62,087
Total other liabilities	$62,087	$62,087

Total liabilities	$127,087	$101,387

Stockholders' Equity:

Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding.	$7,965	$7,965
Paid-in capital	190,859	190,859
Deficit accumulated during the development stage	(316,408)	(292,380

Total stockholders' equity	$(117,584)	$(93,556)
TOTAL LIABILITIES & EQUITY	$9,503	$7,831

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF LOSS

					Cumulative from
	Nine	Nine	Three	Three	May 10, 2010 (Date
	Month Ended March 31	Month Ended March 31	Month Ended March 31	Month Ended March 31	of Inception) Through
	2017	2016	2017	2016	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-	$14,059
Cost of Goods Sold	$-	$-	$-	$-	$10,131
Gross Profit	$-	$-	$-	$-	$3,928
Operating expenses:
Research and development					$-

Selling, general and administrative expenses	$24,028	$31,380	$370	$4,183	$320,420

Depreciation and amortization expenses	$-	$-	$-	$-	$-

Total Operating Expenses	$24,028	$31,380	$370	$4,183	$320,420

Operating Loss	$(24,028)	$(31,380)	$(370)	$(4,183)	$(316,592)

Investment income, net	$-	$1	$-	$-	$84
Interest Expense, net	$-	$-	$-	$-	$-
Loss before income taxes	$(24,028)	$(31,379)	$(370)	$(4,183)	$(316,408)
Loss tax expense	$-	$-	$-	$-
Net loss	$(24,028)	$(31,379)	$(370)	$(4,183)	$(316,408)

Net loss per common share- Basics	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Net loss per common share- Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Other comprehensive loss, net of tax:	$-	$-	$-	$-	$-
Comprehensive income (loss)	$(24,028)	$(31,379)	$(370)	$(4,183)	$(316,408)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS EQUITY
The Period May 10, 2010 ( Date of Inception)
through March 31, 2017

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance June 30, 2010	5,000,000	$5,000	$20,000	$(2,195)	$22,805

Balance June 30, 2011	5,711,500	$5,712	$35,403	$(34,236)	6,879

Balance June 30, 2012	6,493,090	$6,494	$112,780	$(100,826)	$18,448

Balance June 30, 2013	6,493,090	$6,494	$112,780	$(149,678)	$(30,404)

Balance June 30, 2014	7,824,090	$7,825	$183,999	$(216,170)	$(24,346)

Issuance of common stocks for service @0.05 per share on April 1, 2015	140,000	$140	$6,860		$7,000

Net loss for the period ended June 30, 2015				$(43,760)	$(43,760)
Balance June 30, 2015	7,964,090	$7,965	$190,859	$(259,930)	$(61,106)

Net loss for the period ended June 30, 2016				$(32,450)	$(32,450)
Balance June 30, 2016	7,964,090	$7,965	$190,859	$(292,380)	$(93,556)

Net loss for the period ended March 31, 2017				$(24,028)	$(24,028)
Balance March 31, 2017	7,964,090	$7,965	$190,859	$(316,408)	$(117,584)

FIRST AMERICA RESOURCES CORPORATION
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

					Cumulative from
	Nine	Nine	Three	Three	May 10, 2010 (Date
	Month Ended March 31	Month Ended March 31	Month Ended March 31	Month Ended March 31	of Inception) Through
	2017	2016	2017	2016	March 31, 2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities:
Net loss	$(24,028)	$(31,379)	$(370)	$(4,183)	$(316,408)

Adjustments to reconcile net income to net cash provided by Operating activities:
Non-cash portion of share based legal fee expense	-	-	-	-	34,000
Inventory	-	-	-	-	-
Account Payable	(3,300)	6,000	(100)	(2,300)	-
Net cash provided by operating activities	$(27,328)	$(25,379)	$(470)	$(6,483)	$(282,408)

Investing Activities:
Net cash provided by investing activities	$-	$-	$-	$-	$-

Financing Activities:
Loan from shareholders/officers	$29,000	$31,000	$-	$12,000	$127,087
Proceeds from issurance of common stock	-	-	-	-	164,824
Net cash provided by financing activities	$29,000	$31,000	$-	$12,000	$291,911

Net increase (decrease) in cash and cash equivalents	$1,672	$5,621	$(470)	$5,517	$9,503
Cash and cash equivalents at beginning of the period	$7,831	$1,181	$9,973	$1,285	$-
Cash and cash equivalents at end of the period	$9,503	$6,802	$9,503	$6,802	$9,503

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc, and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc, and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer of the Company.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2017, there were $ 9,503 cash and cash equivalents respectively.

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

As of March 31, 2017 the Company only issued one type of shares, i.e., common shares only. There are no other type of securities were issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarter ended at March 31, 2017 and 2016, respectively.

Cost of Goods Sold

Costs of Goods Sold include the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the quarter ended March 31, 2017 and 2016, no Cost of Goods Sold was recorded.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expense

Operating expense consist of selling, general and administrative expenses.

For the quarter ended March 31, 2017 and 2016, the Company incurred $ 24,028 and $ 31,380 operating expenses respectively, and $ 320,420 of operation expenses incurred for the period from May 10,2010 date of inception to March 31, 2017.

Professional Fees

Professional fees consist of accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarter ended March 31, 2017 and 2016, the Company incurred $ 22,600 and $ 31,163 respectively, and $ 285,444 of professional fees expense incurred for the period from May 10, 2010 date of inception to March 31, 2017.

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

NOTE C – RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2017 total 6,588,010 shares were issued to officers and directors, and there’s total of 7,964,090 shares outstanding as of March 31, 2017.

Loans to Officer/Shareholder

From the period of April 1 2012 to February 28, 2013, the Company’s formerly officer, Keming Li, loaned $ 25,787 to First America Resources formerly known as Golden Oasis New Energy Group Inc without interest without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

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

Therefore, there’s total of $ 127,087 outstanding loan from officer and director, Jian Li as of March 31, 2017.

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

On December 23, 2010, additional 611,500 common shares were issued at $0.01 per share to 31shareholders. The proceeds of $ 6,115 were received.

On March 31, 2011, 100,000 shares were issued to Michael Williams for legal services at 0.10 per share.

On September 8, 2011, 60,000 common shares were issued at $0.10 per share to six non-affiliated shareholders. The proceeds of $6,000 were received.

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

Therefore, as of March 31, 2017, total of 7,964,090 shares were issued and outstanding.

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

NOTE E– GOING CONCERN (Continued)

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of March 31, 2017 the cash and cash equivalent balance was $9,503 and there is cumulative loss of $ 316,408 for the cumulative period from May 10, 2010 (Date of Inception) to March 31, 2017.

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

We were previously engaged in selling the lithium-ion batteries and related power supplies that mainly are used in mobile and consumer electronics products, such as readers, DVD players, digital cameras and digital video recorders, communications products, electric-power bikes and mopeds, miner’s lamps, electric-power tools, electric-power sources for instruments and meters and other similar electrical equipment that can run on batteries.

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

Results of Operations

For the fiscal quarter ended March 31, 2017 vs. March 31, 2016:

Revenue

The Company had $0.00 and $ 0.00 of sales revenue for the fiscal quarters ended at March 31, 2017 and 2016, respectively.

Cost of Revenue

For the fiscal quarters ended March 31, 2017 and 2016, $0.00 and $ 0.00 of Cost of Goods Sold were recorded, respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2017 and 2016, there were total of $ 370 and $ 4,183 operating expenses, respectively.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal quarter periods ended March 31, 2017 and 2016, respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 370 and $ 4,183 for the fiscal quarters ended March 31, 2017 and 2016, respectively.

For the nine months ended March 31, 2017 vs. March 31, 2016:

Revenue

The Company had $0.00 and $ 0.00 of sales revenue for the nine months ended at March 31, 2017 and 2016, respectively.

Cost of Revenue

For the nine months ended March 31, 2017 and 2016, $0.00 and $ 0.00 of Cost of Goods Sold were recorded, respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2017 and 2016, there were total of $ 24,028 and $ 31,380 operating expenses, respectively.

For the cumulative periods from May 10, 2010 to March 31, 2017, there were total of $ 320,420 operating expenses.

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months periods ended March 31, 2017 and 2016, respectively due to the net operation loss in USA.

Net Loss

We incurred net losses of $ 24,208 and $ 31,379 for the nine months ended March 31, 2017 and 2016, respectively; and $316,408 for the cumulative periods from May 10, 2010 to March 31, 2017.

Liquidity and Capital Resources

	At March 31	At June 30
	2017	2016

Current Ratio	0.15	0.20
Cash	$9,503	$7,831
Working Capital	$(55,497)	$(31,469)
Total Assets	$9,503	$7,831
Total Liabilities	$127,087	$101,387

Total Equity	$(117,584)	$(93,556)

Total Debt/Equity	-1.08	-1.08

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Debt / Total Shareholders’ Equity

The Company had cash and cash equivalents of $ 9,503 at March 31, 2017 and negative working capital of $55,497. There were total liabilities of $ 127,087 at March 31, 2017. The Company had cash and cash equivalents of $ 7,831 at June 30, 2016 and negative working capital of $ 31,469. There were total liabilities of $ 101,387 at June 30, 2016.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our president and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. At March 31, 2017, the amount of $127,087 had been advanced by Mr. Li under these terms.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2017, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last nine months that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2017.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 15, 2017	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 15, 2017
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

__________________

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

