Form 10-K
period 2017-06-30
First America Resources Corp
filed 2017-10-12
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

First America Resources Corporation
(Name of small registrant as specified in its charter)

Nevada	5065	27-2563052
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS I.D)

1000 East Armstrong Street, Morris, IL	60450
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2016: $398,205 (based on the per share issuance price of the Registant’s Common Stock.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that First America Resources Corporation (hereinafter referred to as “we,” “us,” “our,” ”Corporation,” “the Company,” “our Company” or “First America Resources Corporation”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

PART I

Item 1. Description of Business

General

Organization and Current Status/Contemplated Acquisition

First America Resources Corporation is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd., Sparks, Nevada 89434. First America Resources Corporation has offices at 1000 East Armstrong Street, Morris, IL 60450, and contact telephone number 815-941-9888.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, or another operating company, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp. is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Our Employees

Our only employee is our management. We have no collective bargaining agreement with our employees. We consider our relationship with our employee to be excellent.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2017	$.51	$.30
March 31, 2017	$.51	$.30
December 31, 2016	$.51	$.30
September 30, 2016	$.51	$.30
June 30, 2016	$.51	$.30
March 31, 2016	$.51	$.30
December 31, 2015	$.51	$.30
September 30, 2015	$.51	$.30

______________

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

Overview

First America Resources Corporation is a Nevada corporation formed on May 10, 2010, with registered address at 1955 Baring Blvd, Sparks, Nevada 89434. First America Resources Corporation has offices at 1000 East Armstrong Street, Morris, IL 60450, and contact telephone number 815-941-9888.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc. a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire First America Metal Corporation, a business owned primarily by Mr. Jian Li, or another operating company, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

First America Metal Corporation in Morris, IL which is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp. is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal year ended June 30, 2017 vs. June 30, 2016:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2017 and 2016.

Cost of Revenue

For the fiscal years ended June 30, 2017 and 2016, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2017 and 2016, there were total of $32,074 and $32,451 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2017	2016
Expense
Bank Service Charges	$24	$238
License & Registration	2,860	1,200
Professional Fees	29,190	30,224
Other	-	789
Total Expense	$32,074	$32,451

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2017 and 2016 due to the net operation loss in USA.

Net Loss

We incurred net losses of $32,074 and $32,450 for the fiscal years ended June 30, 2017 and 2016, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2017	2016

Current Ratio	0.05	0.08
Cash	$6,928	$7,831
Working Capital	$(125,630)	$(93,556)
Total Assets	$6,928	$7,831
Total Liabilities	$132,558	$101,387

Total Equity	$(125,630)	$(93,556)

Total Debt/Equity	-1.01	-1.05

Current Ration = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $6,928 at June 30, 2017 and negative working capital of $125,630. There were total liabilities of $132,558 at June 30, 2017. The Company had cash and cash equivalents of $7,831 at June 30, 2016 and negative working capital of $93,556. There were total liabilities of $101,387 at June 30, 2016.

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

At June 30, 2017, we owe Mr. Li an aggregate of $ 126,933 on these loans, which are oral and bear no interest, due upon demand.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

Audited Financial Statements

As of June 30, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

I have audited the accompanying consolidated balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2017, and the related statements of operations, stockholders’ equity, and cash flows for year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation as of June 30, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note E. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, NJ

October 12, 2017

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427

Independent Registered Public Accounting Firm’s Auditor’s Report on the Consolidated Financial Statements

Board of Directors and Shareholders of First America Resources Corporation

We have audited the accompanying balance sheets of First America Resources Corporation formerly Golden Oasis New Energy Group Inc as of June 30, 2016, and the related statements of income, shareholders’ equity, and cash flows for the year ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First America Resources Corporation. as of June 30, 2016, and the results of its operations, shareholders’ equity, and their cash flows for the year ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Enterprise CPAs, Ltd.

Enterprise CPAs, Ltd.

Chicago, IL 60616

September 26, 2016

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,928	$7,831
Total Current Assets	6,928	7,831

TOTAL ASSETS	$6,928	$7,831

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,625	$3,300
Loan from officers	126,933	98,087
Total Current Liabilities	132,558	101,387

Total Liabilities	132,558	101,387

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(324,454)	(292,380)
Total stockholders' equity	(125,630)	(93,556)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,928	$7,831

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
	Year Ended	Year Ended
	June 30,	June 30,
	2017	2016

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	32,074	32,451
Total Operating Expenses	32,074	32,451

Operating Loss	(32,074)	(32,451)

Other income
Investment income	-	1
Total Other Income	-	1

Loss before income taxes	(32,074)	(32,450)

Income tax expense	-	-

Net Loss	$(32,074)	$(32,450)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2016 AND 2017

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2015	7,964,090	$7,964	$190,860	$(259,930)	$(61,106)

Net Loss	-	-	-	(32,450)	(32,450)

Balance, June 30, 2016	7,964,090	7,964	190,860	(292,380)	(93,556)

Net Loss	-	-	-	(32,074)	(32,074)

Balance, June 30, 2017	7,964,090	$7,964	$190,860	$(324,454)	$(125,630)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
	Year Ended	Year Ended
	June 30,	June 30,
	2017	2016

Operating Activities:
Net loss	$(32,074)	$(32,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	2,325	3,100
Net cash used in operating activities	(29,749)	(29,350)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	28,846	36,000
Net cash provided by financing activities	28,846	36,000

Net increase (decrease) in cash and cash equivalents	(903)	6,650
Cash and cash equivalents, beginning of year	7,831	1,181
Cash and cash equivalents, end of year	$6,928	$7,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE A - BUSINESS DESCRIPTION

First America Resources Corporation (the “Company”) formerly known as Golden Oasis New Energy Group, Inc., was incorporated under the laws of Nevada on May 10, 2010 with registered address at 1955 Baring Blvd., Sparks, NV 89434. First America Resources Corporation has its mailing address at 1000 E. Armstrong Street, Morris IL 60450.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group Inc., and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice President, Secretary, and Director of the Company.

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any profit from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Development Stage Company

The Company was considered to be in the development stage as defined FASB ASC Topic 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to raise sales. In June 2014, the FASB amended ASC 915 to eliminate the defination of a development stage entity and eliminate the related presentation and disclosure requirements. With the implementation of this amendment, the Company no longer presents the development stage disclosures.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

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

Reclassifications

Certain comparable figures have been reclassified to conform to the current year’s presentation.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2017 and 2016, there was $ 6,928 and $7,831 in cash and cash equivalents, respectively.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method. In accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, the measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

As of June 30, 2016 and 2017, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal year ended at June 30, 2017 and 2016.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2017 and 2016, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2017 and 2016, the Company incurred $ 32,074 and $ 32,451 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability basis relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and concurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets. The Company policy is to recognize interest related to unrecognized tax benefits as income tax expense.

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company is assessing the impact of adoption of the ASU.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company is assessing the impact of adoption of the ASU.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2017 total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2017.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Director

From the period of April 1, 2012 to February 28, 2013, the former company officer, Keming Li, loaned $ 25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to June 30, 2015, the officer and director Jian Li additionally loaned $ 36,300 to the Company for continually operating of the business.

For the period of July 1, 2015 to June 30, 2016, the officer and director Jian Li additionally loaned $ 36,000 to the Company for continually operating of the business.

For the period of July 1, 2016 to June 30, 2017, the officer and director Jian Li additionally loaned $ 28,846 to the Company for continually operating of the business.

As of June 30, 2017, the total loan outstanding from officer and director Jian Li is $126,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

Therefore, as of June 30, 2017, a total of 7,964,090 shares were issued and outstanding.

NOTE E - GOING CONCERN

The Company’s activities consist solely of corporate formation, raising capital and attempting to sell products to generate revenues.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE E - GOING CONCERN (Continued)

There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations and carry out its business plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issue date of these financial statements.

The financial statements do not include any adjustments relating to the carrying amounts of recorded assets or the carrying amounts and classification of recorded liabilities that may be required should the Company be unable to continue as a going concern.

As of June 30, 2017, the Company had no revenues, a working capital deficiency of $125,630 and an accumulated deficit of $324,454.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire First America Metal Corporation, a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $290,454 available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 15% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2017	2016
Income tax recovery at statutory rate	$32,074	$32,450

Valuation allowance change	$(32,074)	$(32,450)

Provision for income taxes	$-	$-

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017 AND 2016

NOTE F – INCOME TAXES (CONTINUED)

The significant components of deferred income tax assets and liabilities at June 30, 2017 and 2016, respectively, are as follows:

Net operating loss carried forward	$290,454	$258,380

Valuation allowance	$(290,454)	$(258,380)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

On August 28, 2017, the Company was informed by its independent registered public accounting firm, Enterprise CPAs, Ltd (“Enterprise”), that the client auditor relationship between the Company and Enterprise has ceased solely due to SEC auditor rotation requirements.

As of September 12, 2017, the Board of Directors of the Company approved of the replacement of Enterprise through the engagement of Boyle CPA, LLC (“Boyle”).

Neither the Report of Enterprise, the Company's Auditor on the financial statements of the Company for the fiscal years ended June 30, 2016 and 2015, nor subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Company's audited financial statements contained a going concern qualification in the Company's audited financial statements. There were no disagreements or other “reportable events” as that term is described in Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation SK, occurring within the Company’s two most recent fiscal years and the subsequent interim periods through the date of resignation.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2017.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2017 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2017, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2017. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	Lack of Audit Committee- We lack a formal audit committee

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our directors and executive officers at June 30, 2017 are as follows:

Name	Age	Position

Jian Li	57	Chairman, CEO and CFO

Information concerning Mr. Jian Li is as follows: Mr. Li has been Chairman, CEO and CFO of our Company since February 6, 2013. From February 2002 to date he has been President/Owner of First America Metal Corporation, a company in the Recycling Industry. He has a B.S. – Engineering in 1982 from Zhejiang Industrial University, China. As a member of the board, Mr. Li contributes significant industry-specific experience and expertise on our products and services as well as significant management experience. He has had experience in the recycling business for more than 20 years.

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

14

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2017, and June 30, 2016. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$

Jian Li	2017	0	0	0	0	0	0	0	0
CEO/CFO	2016	0	0	0	0	0	0	0	0

Tzongshyan George Sheu	2017	0	0	0	0	0	0	0	0
Vice President/Secretary	2016	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2017

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

Director Compensation for fiscal year ended June 30, 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jian Li	0	0	0	0	0	0	0

Tzongshyan George Sheu	0	0	0	0	0	0	0

Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

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

Name	Number of Shares of Common stock	Percentage

Jian Li	6,388,010	80.21%
All executive officers and directors as a group [1 person]	6,388,010	80.21%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Loans from Officer/Shareholder

From the period of April 1, 2012 to February 28, 2013, the former company’s officer, Keming Li, loaned $25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to June 30, 2015, the officer and shareholder Jian Li additionally loaned $36,300 to the Company for continually operating of the business.

For the period of July 1, 2015 to June 30, 2016, the officer and shareholder Jian Li additionally loaned $36,000 to the Company for continually operating of the business.

For the period of July 1, 2016 to June 30, 2017, the officer and shareholder Jian Li additionally loaned $28,846 to the Company for continually operating the business.

At June 30, 2017, we owe Mr. Li an aggregate of $ 126,933 on these loans, which are oral and bear no interest, due upon demand.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal year ended June 30, 2017. Enterprise CPA was our independent auditors for the fiscal year ended June 30, 2016.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2017 and 2016.

	2017	2016

Audit Fees	$15,000	$15,000
Audit-Related Fees		-
Tax Fees		-
All Other Fees		-
Total	$15,000	$15,000

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

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	October 12, 2017	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	October 12, 2017
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

