Form 10-Q
period 2017-09-30
First America Resources Corp
filed 2017-11-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2017 and 2016

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)
	September 30,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,855	$6,928
Total Current Assets	5,855	6,928

TOTAL ASSETS	$5,855	$6,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,323	$5,625
Loan from officers	126,933	126,933
Total Current Liabilities	140,256	132,558

Total Liabilities	140,256	132,558

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(333,225)	(324,454)
Total stockholders' equity	(134,401)	(125,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,855	$6,928

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	September 30,
	2017	2016

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	8,771	4,986
Total Operating Expenses	8,771	4,986

Operating Loss	(8,771)	(4,986)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(8,771)	(4,986)

Income tax expense	-	-

Net Loss	$(8,771)	$(4,986)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	September 30,
	2017	2016

Operating Activities:
Net loss	$(8,771)	$(4,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,698	550
Net cash used in operating activities	(1,073)	(4,436)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	-	4,000
Net cash provided by financing activities	-	4,000

Net decrease in cash and cash equivalents	(1,073)	(436)
Cash and cash equivalents, beginning of period	6,928	7,831
Cash and cash equivalents, end of period	$5,855	$7,395

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2017 and notes thereto contained in our 10-K Annual Report.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017 and June 30, 2017, there were $ 5,855 and $ 6,928 in cash and cash equivalents, respectively.

Stock-Based Compensation

The Company accounts for stock issued for services using the fair value method in accordance with FASB ASC Topic 718, “Compensation - Stock Compensation”. The measurement date of shares issued for services is the date at which the counterparty’s performance is complete.

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

As of September 30, 2017, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the fiscal quarters ended at September 30, 2017 and 2016.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended September 30, 2017 and 2016, there was no Cost of Goods Sold recorded.

Operating Expense

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended September 30, 2017 and 2016, the Company incurred $ 8,771 and $4,986 operating expenses, respectively

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

Income Tax

Income taxes are provided for tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences in asset and liability basis relate primarily to organization and start-up costs (use of different methods and periods to calculate deduction). Deferred taxes are also recognized for operating losses and tax credits that are available to offset future income taxes. The deferred tax assets and/or liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The components of the deferred tax asset and liability are classified as current and noncurrent based on their characteristics. Valuation allowances are provided for deferred tax assets based on management’s projection of the sufficiency of future taxable income to realize the assets. The Company policy is to recognize interest related to unrecognized tax benefits as income tax expense.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2017 a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

______________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2017.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

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

Subsequent to June 30, 2017, there were no additional officer loan transactions.

As of September 30, 2017, the total loan outstanding from officer and director Jian Li is $ 126,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of September 30, 2017, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2017, the Company had no revenues, a working capital deficiency of $ 134,401 and an accumulated deficit of $ 333,225.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2017 AND 2016

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $ 299,225 available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 15% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
	2017	2016
Income tax recovery at statutory rate	$1,316	$748

Valuation allowance change	$(1,316)	$(748)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at September 30 and June 30, 2017, respectively, are as follows:

Net operating loss carried forward	$299,225	$290,454

Valuation allowance	$(299,225)	$(290,454)

Net deferred income tax asset	$-	$-

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group Inc., and Ms. Madison Li (the stockholder) of Golden Oasis New Energy Group Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

First America Metal Corporation in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corp. is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal quarter ended September 30, 2017 vs. September 30, 2016:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at September 30, 2017 and 2016.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at September 30, 2017 and 2016.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2017 and 2016, there were total of $8,771 and $4,986 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2017	2016
Expense
Bank Service Charges	$-	$36
License & Registration	-	900
Professional Fees	8,771	4,050
Total Expense	$8,771	$4,986

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended September 30, 2017 and 2016 due to the net operation loss in USA.

Net Loss

We incurred net losses of $8,771 and $4,986 for the quarters ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2017	2017

Current Ratio	0.04	0.05
Cash	$5,855	$6,928
Working Capital	$(134,401)	$(125,630)
Total Assets	$5,855	$6,928
Total Liabilities	$140,256	$132,558

Total Equity	$(134,401)	$(125,630)

Total Debt/Equity	-0.94	-1.01

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $5,855 at September 30, 2017 and negative working capital of $134,401. There were total liabilities of $140,256 at September 30, 2017. The Company had cash and cash equivalents of $ 6,928 at June 30, 2017 and negative working capital of $125,630. There were total liabilities of $132,558 at June 30, 2017.

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

At September 30, 2017, we owe Mr. Li an aggregate of $ 126,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2017, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2017.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 13, 2017	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 13, 2017
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

