Form 10-Q
period 2017-12-31
First America Resources Corp
filed 2018-02-02
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 2, 2018 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three and Six Months Ended December 31, 2017 and 2016

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	December 31,	June 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,470	$6,928
Total Current Assets	1,470	6,928

TOTAL ASSETS	$1,470	$6,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$5,625
Loan from officers	138,933	126,933
Total Current Liabilities	138,933	132,558

Total Liabilities	138,933	132,558

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(336,287)	(324,454)
Total stockholders' equity	(137,463)	(125,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,470	$6,928

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	3,062	18,673	11,833	23,658
Total Operating Expenses	3,062	18,673	11,833	23,658

Operating Loss	(3,062)	(18,673)	(11,833)	(23,658)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(3,062)	(18,673)	(11,833)	(23,658)

Income tax expense	-	-	-	-

Net Loss	$(3,062)	$(18,673)	$(11,833)	$(23,658)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	December 31,
	2017	2016

Operating Activities:
Net loss	$(11,833)	$(23,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,625)	(3,200)
Net cash used in operating activities	(17,458)	(26,858)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	12,000	29,000
Net cash provided by financing activities	12,000	29,000

Net increase (decrease) in cash and cash equivalents	(5,458)	2,142
Cash and cash equivalents, beginning of period	6,928	7,831
Cash and cash equivalents, end of period	$1,470	$9,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and June 30, 2017, there were $1,470 and $ 6,928 in cash and cash equivalents, respectively.

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

As of December 31, 2017, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 “Revenue Recognition for Sales of Product”, the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

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

The Company had zero revenue for the three and six month periods ended at December 31, 2017 and 2016.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the three and six month periods ended December 31, 2017 and 2016, there was no Cost of Goods Sold.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended December 31, 2017 and 2016, the Company incurred $3,062 and $18,673 operating expenses, respectively. For the six months ended December 31, 2017 and 2016, the Company incurred $11,833 and $23,658 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2017 total 6,588,010 shares were issued to officers and directors. Please see the Table below for details:

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

_______________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2017.

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

For the period of July 1, 2017 to December 31, 2017, the officer and director Jian Li additionally loaned $12,000 to the Company for continually operating of the business.

As of December 31, 2017, the total loan outstanding from officer and director Jian Li is $138,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of December 31, 2017, there was a total of 7,964,090 shares issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

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

As of December 31, 2017, the Company had no revenues, a working capital deficiency of $137,463 and an accumulated deficit of $336,287.

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

NOTE F – INCOME TAXES

The Company has net operating loss carry forwards of $302,287 and $290,454 at December 31, and June 30, 2017, respectively, available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Six Months Ended
	December 31,
	2017	2016
Income tax recovery at statutory rate	$2,485	$4,968

Valuation allowance change	$(2,485)	$(4,968)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, and June 30, 2017, respectively, are as follows:

Net operating loss carry forward	$46,053	$43,568

Change in corporate income tax rate	17,427	-

Valuation allowance	$(63,480)	$(43,568)

Net deferred income tax asset	$-	$-

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2017 AND 2016 (UNAUDITED)

NOTE F – INCOME TAXES (CONTINUED)

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. This law substantially amended the Internal Revenue Code, including amending the U.S. corporate tax rates. Upon enactment, the Company’s deferred tax asset and related valuation allowance increased by $17,427 due to changes in the corporate tax rates. As the deferred tax asset is fully allowed for, this change in rates had no impact on the Company’s financial position or results of operations.

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

Results of Operations

For the fiscal quarter ended December 31, 2017 vs. December 31, 2016:

Revenues

The Company had zero sales revenue for the fiscal quarters ended at December 31, 2017 and 2016.

Cost of Goods Sold

The Company had zero cost of goods sold for the fiscal quarters ended at December 31, 2017 and 2016.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2017 and 2016, there were total of $3,062 and $18,673 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2017	2016
Expenses
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	3,062	18,673
Total Expenses	$3,062	$18,673

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended December 31, 2017 and 2016 due to the net operation loss in USA.

Net Loss

We incurred net losses of $3,062 and $18,673 for the quarters ended December 31, 2017 and 2016, respectively.

For the six months ended December 31, 2017 vs. December 31, 2016:

Revenues

The Company had zero sales revenue for the six months ended at December 31, 2017 and 2016.

Cost of Goods Sold

The Company had zero cost of goods sold for the six months ended at December 31, 2017 and 2016.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2017 and 2016, there were total of $11,833 and $23,658 operating expenses, respectively.

Detail is shown in the below table:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2017	2016
Expenses
Bank Service Charges	$-	$-
License & Registration	-	900
Professional Fees	11,833	22,758
Total Expenses	$11,833	$23,658

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended December 31, 2017 and 2016 due to the net operation loss in USA.

Net Loss

We incurred net losses of $11,833 and $23,658 for the six months ended December 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

	At December 31,	At June 30,
	2017	2017

Current Ratio	0.01	0.05
Cash	$1,470	$6,928
Working Capital	$(137,463)	$(125,630)
Total Assets	$1,470	$6,928
Total Liabilities	$138,933	$132,558

Total Equity	$(137,463)	$(125,630)

Total Debt/Equity	-1.01	-1.01

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,470 at December 31, 2017 and negative working capital of $137,463. There were total liabilities of $138,933 at December 31, 2017. The Company had cash and cash equivalents of $ 6,928 at June 30, 2017 and negative working capital of $125,630. There were total liabilities of $132,558 at June 30, 2017.

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

At December 31, 2017, we owe Mr. Li an aggregate of $138,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2017 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2017, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2017.

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

_____________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 2, 2018	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 2, 2018
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

____________

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

