Form 10-Q
period 2018-03-31
First America Resources Corp
filed 2018-05-11
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three and Nine Months Ended March 31, 2018 and 2017

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	March 31,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,929	$6,928
Total Current Assets	2,929	6,928

TOTAL ASSETS	$2,929	$6,928

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$100	$5,625
Loans from officer	143,933	126,933
Total Current Liabilities	144,033	132,558

Total Liabilities	144,033	132,558

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(339,928)	(324,454)
Total stockholders' equity	(141,104)	(125,630)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,929	$6,928

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	3,641	370	15,474	24,028
Total Operating Expenses	3,641	370	15,474	24,028

Operating Loss	(3,641)	(370)	(15,474)	(24,028)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(3,641)	(370)	(15,474)	(24,028)

Income tax expense	-	-	-	-

Net Loss	$(3,641)	$(370)	$(15,474)	$(24,028)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2018	2017

Operating Activities:
Net loss	$(15,474)	$(24,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,525)	(3,300)
Net cash used in operating activities	(20,999)	(27,328)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	17,000	29,000
Net cash provided by financing activities	17,000	29,000

Net increase (decrease) in cash and cash equivalents	(3,999)	1,672
Cash and cash equivalents, beginning of period	6,928	7,831
Cash and cash equivalents, end of period	$2,929	$9,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group, Inc., a Nevada corporation (the “Issuer”), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group, Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group, Inc., and Mr. Jian Li (the “Purchaser”), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice President, Secretary, and Director of the Company.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of accounting (Continued)

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2017 and notes thereto contained in our 10-K Annual Report

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2018 and June 30, 2017, there were $2,929 and $ 6,928 in cash and cash equivalents, respectively.

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

As of March 31, 2018, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share are the same.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

(UNAUDITED)

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

The Company had zero revenue for the three and nine month periods ended at March 31, 2018 and 2017.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the three and nine month periods ended March 31, 2018 and 2017, there was no Cost of Goods Sold.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended March 31, 2018 and 2017, the Company incurred $3,641 and $370 operating expenses, respectively. For the nine months ended March 31, 2018 and 2017, the Company incurred $15,474 and $24,028 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company does not expect the implementation of this ASU to have a material impact on the Company’s financial statements as the Company has yet to generate revenue.

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

MARCH 31, 2018 AND 2017

(UNAUDITED)

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2018 total 6,388,010 shares were issued to officers and directors. Please see the Table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2018.

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

For the period of July 1, 2017 to March 31, 2018, the officer and director Jian Li additionally loaned $17,000 to the Company for continually operating of the business.

As of March 31, 2018, the total loan outstanding from officer and director Jian Li is $143,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of March 31, 2018, there was a total of 7,964,090 shares issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

As of March 31, 2018, the Company had no revenues, a working capital deficiency of $141,104 and an accumulated deficit of $339,928.

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

NOTE F – INCOME TAXES

The Company has net operating loss carry forwards of $305,928 and $290,454 at March 31, 2018 and June 30, 2017, respectively, available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Nine Months Ended
	March 31,
	2018	2017

Income tax recovery at statutory rate	$3,250	$5,046

Valuation allowance change	$(3,250)	$(5,046)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at March 31, 2018 and June 30, 2017, respectively, are as follows:

Net operating loss carry forward	$46,818	$43,568

Change in corporate income tax rate	17,427	-

Valuation allowance	$(64,245)	$(43,568)

Net deferred income tax asset	$-	$-

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group, Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group, Inc., and Ms. Madison Li (the stockholder) of Golden Oasis New Energy Group, Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

First America Metal Corporation in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corporation is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal quarter ended March 31, 2018 vs. March 31, 2017:

Revenues

The Company had zero sales revenue for the fiscal quarters ended at March 31, 2018 and 2017.

Cost of Goods Sold

The Company had zero cost of goods sold for the fiscal quarters ended at March 31, 2018 and 2017.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2018 and 2017, there were total of $3,641 and $370 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2018	2017
Expenses
Bank Service Charges	$-	$20
License & Registration	-	-
Professional Fees	3,641	350
Total Expenses	$3,641	$370

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2018 and 2017 due to the net operation loss in USA.

Net Loss

We incurred net losses of $3,641 and $370 for the quarters ended March 31, 2018 and 2017, respectively.

For the nine months ended March 31, 2018 vs. March 31, 2017:

Revenues

The Company had zero sales revenue for the nine months ended at March 31, 2018 and 2017.

Cost of Goods Sold

The Company had zero cost of goods sold for the nine months ended at March 31, 2018 and 2017.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2018 and 2017, there were total of $15,474 and $24,028 operating expenses, respectively.

Detail is shown in the below table:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2018	2017

Expenses
Bank Service Charges	$-	$18
License & Registration	-	1,250
Professional Fees	15,474	22,760
Total Expenses	$15,474	$24,028

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended March 31, 2018 and 2017 due to the net operation loss in USA.

Net Loss

We incurred net losses of $15,474 and $24,028 for the nine months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2018	2017

Current Ratio	0.02	0.05
Cash	$2,929	$6,928
Working Capital	$(141,104)	$(125,630)
Total Assets	$2,929	$6,928
Total Liabilities	$144,033	$132,558

Total Equity	$(141,104)	$(125,630)

Total Debt/Equity	-1.02	-1.01

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officer / Total Shareholders' Equity

The Company had cash and cash equivalents of $2,929 at March 31, 2018 and negative working capital of $141,104. There were total liabilities of $144,033 at March 31, 2018. The Company had cash and cash equivalents of $ 6,928 at June 30, 2017 and negative working capital of $125,630. There were total liabilities of $132,558 at June 30, 2017.

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

At March 31, 2018, we owe Mr. Li an aggregate of $143,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2018, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2018.

(b) Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

Exhibit	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to the Financial Statements.**

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 11, 2018	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 11, 2018
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheet, (ii) the Statement of Operations, (iii) the Statement of Cash Flows, and (iv) the Notes to the Financial Statements.**

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

