Form 10-K
period 2018-06-30
First America Resources Corp
filed 2018-09-24
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
(Do not check if a smaller reporting company)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2017: $472,800 (based on the per share issuance price of the Registant’s Common Stock.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2018.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2018	$.30	$.10
March 31, 2018	$.30	$.30
December 31, 2017	$.30	$.30
September 30, 2017	$.30	$.30
June 30, 2017	$.51	$.30
March 31, 2017	$.51	$.30
December 31, 2016	$.51	$.30
September 30, 2016	$.51	$.30

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

Results of Operations

For the fiscal year ended June 30, 2018 vs. June 30, 2017:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2018 and 2017.

Cost of Revenue

For the fiscal years ended June 30, 2018 and 2017, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2018 and 2017, there were total of $19,109 and $32,074 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2018	2016
Expense
Bank Service Charges	$-	$24
License & Registration	1,085	2,860
Professional Fees	18,024	29,190
Other	-	-
Total Expense	$19,109	$32,074

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2018 and 2017 due to the net operation loss in USA.

Net Loss

We incurred net losses of $19,109 and $32,074 for the fiscal years ended June 30, 2018 and 2017, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2018	2017

Current Ratio	0.02	0.05
Cash	$2,394	$6,928
Working Capital	$(144,739)	$(125,630)
Total Assets	$2,394	$6,928
Total Liabilities	$147,133	$132,558

Total Equity	$(144,739)	$(125,630)

Total Debt/Equity	-1.02	-1.01

Current Ration = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $2,394 at June 30, 2018 and negative working capital of $144,739. There were total liabilities of $147,133 at June 30, 2018. The Company had cash and cash equivalents of $6,928 at June 30, 2017 and negative working capital of $125,630. There were total liabilities of $132,558 at June 30, 2017.

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

At June 30, 2018, we owe Mr. Li an aggregate of $ 146,933 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

Opinion on the Financial Statements

I have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the Company's financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and am required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit I am required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion.

My audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audit provide a reasonable basis for my opinion.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

As discussed in Note E to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note E. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, NJ

September 24, 2018

361 Hopedale Drive SE Bayville, NJ 08721	P (732) 822-4427 F (732) 510-0665

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,394	$6,928
Total Current Assets	2,394	6,928

TOTAL ASSETS	$2,394	$6,928

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$200	$5,625
Loan from officers	146,933	126,933
Total Current Liabilities	147,133	132,558

Total Liabilities	147,133	132,558

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(343,563)	(324,454)
Total stockholders' deficit	(144,739)	(125,630)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,394	$6,928

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	June 30,	June 30,
	2018	2017

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	19,109	32,074
Total Operating Expenses	19,109	32,074

Operating Loss	(19,109)	(32,074)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(19,109)	(32,074)

Income tax expense	-	-

Net Loss	$(19,109)	$(32,074)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2017 AND 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2016	7,964,090	$7,964	$190,860	$(292,380)	$(93,556)

Net Loss	-	-	-	(32,074)	(32,074)

Balance, June 30, 2017	7,964,090	7,964	190,860	(324,454)	(125,630)

Net Loss	-	-	-	(19,109)	(19,109)

Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2018	2017

Operating Activities:
Net loss	$(19,109)	$(32,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(5,425)	2,325
Net cash used in operating activities	(24,534)	(29,749)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	20,000	28,846
Net cash provided by financing activities	20,000	28,846

Net (decrease) in cash and cash equivalents	(4,534)	(903)
Cash and cash equivalents, beginning of year	6,928	7,831
Cash and cash equivalents, end of year	$2,394	$6,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any profit from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern for one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2018 AND 2017

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2018 and 2017, there was $ 2,394 and $ 6,928 in cash and cash equivalents, respectively.

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

JUNE 30, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

As of June 30, 2018 and 2017, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal year ended at June 30, 2018 and 2017.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2018 and 2017, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2018 and 2017, the Company incurred $ 19,109 and $ 32,074 operating expenses, respectively.

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

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this ASU effective July 1, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company's Financial Statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2018 total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2018.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Director

From the period of April 1, 2012 to February 28, 2013, the former company officer, Keming Li, loaned $25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

For the period of April 1, 2013 to June 30, 2016, the officer and director Jian Li additionally loaned $72,300 to the Company for continually operating of the business.

For the period of July 1, 2016 to June 30, 2017, the officer and director Jian Li additionally loaned $28,846 to the Company for continually operating of the business.

For the period of July 1, 2017 to June 30, 2018, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of June 30, 2018, the total loan outstanding from officer and director Jian Li is $146,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2018, a total of 7,964,090 shares were issued and outstanding.

NOTE E - GOING CONCERN

The Company’s activities consist solely of corporate formation, raising capital and attempting to sell products to generate revenues.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

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

As of June 30, 2018, the Company had no revenues, a working capital deficiency of $144,739 and an accumulated deficit of $343,563.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $309,563 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 15% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2018 and 2017, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2018	2017
Income tax recovery at statutory rate	$19,109	$32,074

Valuation allowance change	$(19,109)	$(32,074)

Provision for income taxes	$-	$-

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018 AND 2017

NOTE F – INCOME TAXES (CONTINUED)

The significant components of deferred income tax assets and liabilities at June 30, 2018 and 2017, respectively, are as follows:

Net operating loss carried forward	$309,563	$290,454

Valuation allowance	$(309,563)	$(290,454)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2018, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2018. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

3.	Lack of Audit Committee – We lack a formal audit committee

In order to mitigate these material weaknesses to the fullest extent possible, the Company continues to study the implementation of additional internal controls over accounting and financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our directors and executive officers at June 30, 2018 are as follows:

Name	Age	Position
Jian Li	58	Chairman, CEO and CFO

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

13

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2018, and June 30, 2017. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company.

Name and principal position	Year	Salary $	Bonus $	Stock Awards $	Option awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All other compensation $	Total $

Jian Li	2018	0	0	0	0	0	0	0	0
CEO/CFO	2017	0	0	0	0	0	0	0	0

Tzongshyan George Sheu	2018	0	0	0	0	0	0	0	0
Vice President/Secretary	2017	0	0	0	0	0	0	0	0

We have not paid any compensation to our two executive officers and we have no agreements or understandings, written or oral, to pay them compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2018

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

Director Compensation for fiscal year ended June 30, 2018

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholder is 1000 East Armstrong Street, Morris, IL 60450.

Name	Number of Shares of Common stock	Percentage

Jian Li	6,388,010	80.21%
All executive officers and directors as a group [1 person]	6,388,010	80.21%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2018.

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

For the period of April 1, 2013 to June 30, 2016, the officer and shareholder Jian Li additionally loaned $72,300 to the Company for continually operating of the business.

For the period of July 1, 2016 to June 30, 2017, the officer and shareholder Jian Li additionally loaned $28,846 to the Company for continually operating the business.

For the period of July 1, 2017 to June 30, 2018, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of June 30, 2018, the total loan outstanding from officer and director Jian Li is $146,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal years ended June 30, 2018 and 2017. The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2018 and 2017.

	2018	2017

Audit Fees	$12,000	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$15,000

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 24, 2018	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 24, 2018
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

