Form 10-Q
period 2018-09-30
First America Resources Corp
filed 2018-11-09
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 9, 2018 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2018 and 2017

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	September 30,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,994	$2,394
Total Current Assets	1,994	2,394

TOTAL ASSETS	$1,994	$2,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,350	$200
Loan from officers	146,933	146,933
Total Current Liabilities	155,283	147,133

Total Liabilities	155,283	147,133

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(352,113)	(343,563)
Total stockholders' deficit	(153,289)	(144,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,994	$2,394

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	8,550	8,771
Total Operating Expenses	8,550	8,771

Operating Loss	(8,550)	(8,771)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(8,550)	(8,771)

Income tax expense	-	-

Net Loss	$(8,550)	$(8,771)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2018	2017

Operating Activities:
Net loss	$(8,550)	$(8,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	8,150	7,698
Net cash used in operating activities	(400)	(1,073)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	-	-
Net cash provided by financing activities	-	-

Net decrease in cash and cash equivalents	(400)	(1,073)
Cash and cash equivalents, beginning of period	2,394	6,928
Cash and cash equivalents, end of period	$1,994	$5,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

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

Going Concern and Plan of Operation

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any profit from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements reflect the assets, revenues and expenditures of the Company on the accrual basis of accounting.

The Company’s fiscal year end is June 30.

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2018 and notes thereto contained in our 10-K Annual Report.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and June 30, 2018, there were $1,994 and $2,394 in cash and cash equivalents, respectively.

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

As of September 30, 2018, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

Revenue Recognition

In accordance with the FASB Accounting Standards Codification (ASC) 605-15-25 “Revenue Recognition for Sales of Product”, the Company recognizes revenue when it is realized or realizable and earned. The revenue from the product sales transaction shall be recognized at time of sale if the following conditions are met:

•	The seller’s price to the buyer is substantially fixed or determinable at the date of sale.

•	The buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product.

•	The buyer’s obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product.

•	The buyer acquiring the product for resale has economic substance apart from that provided by the seller.

•	The seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer.

•	The amount of future returns can be reasonably estimated.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the fiscal quarters ended at September 30, 2018 and 2017.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended September 30, 2018 and 2017, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended September 30, 2018 and 2017, the Company incurred $8,550 and $8,771 operating expenses, respectively

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

SEPTEMBER 30, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this ASU effective July 1, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company’s Financial Statements.

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2018 a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

_________

*	The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2018.

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

SEPTEMBER 30, 2018 AND 2017

NOTE C - RELATED PARTY TRANSACTIONS (Continued)

Loans to Officer/Shareholder (Continued)

For the period of April 1, 2013 to June 30, 2017, the officer and director Jian Li additionally loaned $101,146 to the Company for continually operating of the business.

For the period of July 1, 2017 to June 30, 2018, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of September 30, 2018, the total loan outstanding from officer and director Jian Li is $146,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of September 30, 2018, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2018, the Company had no revenues, a working capital deficiency of $153,289 and an accumulated deficit of $352,113.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 AND 2017

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $318,113 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 15% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
	2018	2017
Income tax recovery at statutory rate	$1,795	$1,316

Valuation allowance change	$(1,795)	$(1,316)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at September 30 and June 30, 2018, respectively, are as follows:

Net operating loss carried forward	$318,113	$309,563

Valuation allowance	$(318,113)	$(309,563)

Net deferred income tax asset	$-	$-

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

Results of Operations

For the fiscal quarter ended September 30, 2018 vs. September 30, 2017:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at September 30, 2018 and 2017.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at September 30, 2018 and 2017.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2018 and 2017, there were total of $8,550 and $8,771 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2018	2017
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	8,550	8,771
Total Expense	$8,550	$8,771

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended September 30, 2018 and 2017 due to the net operation loss in USA.

Net Loss

We incurred net losses of $8,550 and $8,771 for the quarters ended September 30, 2018 and 2017, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2018	2018

Current Ratio	0.01	0.02
Cash	$1,994	$2,394
Working Capital	$(153,289)	$(144,739)
Total Assets	$1,994	$2,394
Total Liabilities	$155,283	$147,133

Total Equity	$(153,289)	$(144,739)

Total Debt/Equity	-0.96	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $1,994 at September 30, 2018 and negative working capital of $153,289. There were total liabilities of $155,283 at September 30, 2018. The Company had cash and cash equivalents of $2,394 at June 30, 2018 and negative working capital of $144,739. There were total liabilities of $147,733 at June 30, 2018.

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

At September 30, 2018, we owe Mr. Li an aggregate of $146,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2018, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2018.

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

First America Resources Corporation, a Nevada corporation

TITLE	NAME	DATE	SIGNATURE

Principal Executive Officer	Jian Li	November 9, 2018	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 9, 2018
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

