Form 10-Q
period 2018-12-31
First America Resources Corp
filed 2019-02-12
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "emerging growth company" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 11, 2019 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

Three and Six Months Ended December 31, 2018 and 2017

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	December 31,	June 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,219	$2,394
Total Current Assets	1,219	2,394

TOTAL ASSETS	$1,219	$2,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$200
Loan from officers	156,933	146,933
Total Current Liabilities	157,033	147,133

Total Liabilities	157,033	147,133

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(354,638)	(343,563)
Total stockholders' deficit	(155,814)	(144,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,219	$2,394

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	2,525	3,062	11,075	11,833
Total Operating Expenses	2,525	3,062	11,075	11,833

Operating Loss	(2,525)	(3,062)	(11,075)	(11,833)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(2,525)	(3,062)	(11,075)	(11,833)

Income tax expense	-	-	-	-

Net Loss	$(2,525)	$(3,062)	$(11,075)	$(11,833)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2018	2017

Operating Activities:
Net loss	$(11,075)	$(11,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(100)	(5,625)
Net cash used in operating activities	(11,175)	(17,458)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	10,000	12,000
Net cash provided by financing activities	10,000	12,000

Net decrease in cash and cash equivalents	(1,175)	(5,458)
Cash and cash equivalents, beginning of period	2,394	6,928
Cash and cash equivalents, end of period	$1,219	$1,470

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and June 30, 2018, there were $1,219 and $ 2,394 in cash and cash equivalents, respectively.

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

As of December 31, 2018, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the fiscal quarters ended at December 31, 2018 and 2017.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended December 31, 2018 and 2017, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended December 31, 2018 and 2017, the Company incurred $2,525 and $3,062 in operating expenses, respectively. For the six months ended December 31, 2018 and 2017, the Company incurred $11,075 and $11,833 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2018 a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

__________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2018.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

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

For the period of July 1, 2018 to December 31, 2018, the officer and director Jian Li additionally loaned $10,000 to the Company for continually operating of the business.

As of December 31, 2018, the total loan outstanding from officer and director Jian Li was $156,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of December 31, 2018, there was a total of 7,964,090 shares issued and outstanding.

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

As of December 31, 2018, the Company had no revenues, a working capital deficiency of $155,814 and an accumulated deficit of $354,638.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO FINANCIAL STATEMENTS DECEMBER 31, 2018 AND 2017

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $320,638 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 15% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Six Months Ended
	December 31,
	2018	2017
Income tax recovery at statutory rate	$2,326	$2,485

Valuation allowance change	$(2,326)	$(2,485)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31 and June 30, 2018, respectively, are as follows:

Net operating loss carried forward	$67,333	$46,434

Valuation allowance	$(67,333)	$(46,434)

Net deferred income tax asset	$-	$-

The net operating loss was $320,638 and $309,563 at December 31, 2018 and June 30, 2018, respectively.

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

Results of Operations

For the fiscal quarter ended December 31, 2018 vs. December 31, 2017:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at December 31, 2018 and 2017.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at December 31, 2018 and 2017.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2018 and 2017, there were total of $2,525 and $3,062 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2018	2017
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	2,525	3,062
Total Expense	$2,525	$3,062

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended December 31, 2018 and 2017 due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,525 and $3,062 for the quarters ended December 31, 2018 and 2017, respectively.

For the six months ended December 31, 2018 vs. December 31, 2017:

Revenues

The Company had zero sales revenue for the six months ended at December 31, 2018 and 2017.

Cost of Goods Sold

The Company had zero cost of goods sold for the six months ended at December 31, 2018 and 2017.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2018 and 2017, there were total of $11,075 and $11,833 operating expenses, respectively.

Detail is shown in the below table:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2018	2017
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	11,075	11,833
Total Expense	$11,075	$11,833

Liquidity and Capital Resources

	At December 31,	At June 30,
	2018	2018

Current Ratio	0.01	0.02
Cash	$1,219	$2,394
Working Capital	$(155,814)	$(144,739)
Total Assets	$1,219	$2,394
Total Liabilities	$157,033	$147,133

Total Equity	$(155,814)	$(144,739)

Total Debt/Equity	-1.01	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,219 at December 31, 2018 and negative working capital of $155,814. There were total liabilities of $157,033 at December 31, 2018. The Company had cash and cash equivalents of $ 2,394 at June 30, 2018 and negative working capital of $144,739. There were total liabilities of $147,133 at June 30, 2018.

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

At December 31, 2018, we owe Mr. Li an aggregate of $156,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2018 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2018, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2018.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 11, 2019	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 11, 2019
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

