Form 10-Q
period 2019-03-31
First America Resources Corp
filed 2019-05-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of May 13, 2019 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

Three and Nine Months Ended March 31, 2019 and 2018

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	March 31,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,686	$2,394
Total Current Assets	3,686	2,394

TOTAL ASSETS	$3,686	$2,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$200
Loan from officers	161,933	146,933
Total Current Liabilities	162,033	147,133

Total Liabilities	162,033	147,133

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(357,171)	(343,563)
Total stockholders' deficit	(158,347)	(144,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,686	$2,394

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	2,533	3,641	13,608	15,474
Total Operating Expenses	2,533	3,641	13,608	15,474

Operating Loss	(2,533)	(3,641)	(13,608)	(15,474)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(2,533)	(3,641)	(13,608)	(15,474)

Income tax expense	-	-	-	-

Net Loss	$(2,533)	$(3,641)	$(13,608)	$(15,474)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2019
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2018	7,964,090	7,964	190,860	(352,113)	(153,289)

Net Loss	-	-	-	(2,525)	(2,525)

Balance, December 31, 2018	7,964,090	7,964	190,860	(354,638)	(155,814)

Net Loss	-	-	-	(2,533)	(2,533)

Balance, March 31, 2019	7,964,090	$7,964	$190,860	$(357,171)	$(158,347)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2018
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2017	7,964,090	$7,964	$190,860	$(324,454)	$(125,630)

Net Loss	-	-	-	(8,771)	(8,771)

Balance, September 30, 2017	7,964,090	7,964	190,860	(333,225)	(134,401)

Net Loss	-	-	-	(3,062)	(3,062)

Balance, December 31, 2017	7,964,090	7,964	190,860	(336,287)	(137,463)

Net Loss	-	-	-	(3,641)	(3,641)

Balance, March 31, 2018	7,964,090	$7,964	$190,860	$(339,928)	$(141,104)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2019	2018

Operating Activities:
Net loss	$(13,608)	$(15,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(100)	(5,525)
Net cash used in operating activities	(13,708)	(20,999)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	15,000	17,000
Net cash provided by financing activities	15,000	17,000

Net decrease in cash and cash equivalents	1,292	(3,999)
Cash and cash equivalents, beginning of period	2,394	6,928
Cash and cash equivalents, end of period	$3,686	$2,929

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

MARCH 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2019 and June 30, 2018, there were $3,686 and $ 2,394 in cash and cash equivalents, respectively.

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

As of March 31, 2019, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

MARCH 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Revenues are recognized from product sales upon shipment, which is the point in time when risk of loss is transferred to the customer, net of estimated returns and allowances.

The Company had zero revenue for the quarters ended at March 31, 2019 and 2018 and for the nine months ended March 31, 2019 and 2018.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the quarters ended March 31, 2019 and 2018 and for the nine months ended March 31, 2019 and 2018, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended March 31, 2019 and 2018, the Company incurred $2,533 and $3,641 in operating expenses, respectively. For the nine months ended March 31, 2019 and 2018, the Company incurred $13,608 and $15,474 in operating expenses, respectively.

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

MARCH 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The amendments in the ASU must be applied using one of two retrospective methods and were originally set to be effective for annual and interim periods beginning after December 15, 2016. On July 9, 2015, the FASB modified ASU 2014-09 to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has adopted this ASU effective July 1, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company’s Financial Statements.

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2019 a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

__________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2019.

Loans to Officer/Shareholder

From the period of April 1, 2012 to February 28, 2013, the former company officer, Keming Li, loaned $ 25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group, Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer was $25,787.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

For the period of July 1, 2018 to March 31, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

As of March 31, 2019, the total loan outstanding from officer and director Jian Li was $161,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of March 31, 2019, there was a total of 7,964,090 shares issued and outstanding.

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

As of March 31, 2019, the Company had no revenues, a working capital deficiency of $158,347 and an accumulated deficit of $357,171.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $323,171 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% and 15% at March 31, 2019 and June 30, 2018, respectively, to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Nine Months Ended
	March 31,
	2019	2018
Income tax recovery at statutory rate	$2,858	$3,250

Valuation allowance change	$(2,858)	$(3,250)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at March 31, 2019 and June 30, 2018, respectively, are as follows:

Net operating loss carried forward	$67,866	$46,434

Valuation allowance	$(67,866)	$(46,434)

Net deferred income tax asset	$-	$-

The net operating loss was $323,171 and $309,563 at March 31, 2019 and June 30, 2018, respectively.

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

First America Metal Corporation in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. First America Metal Corporation. is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Results of Operations

For the fiscal quarter ended March 31, 2019 vs. March 31, 2018:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at March 31, 2019 and 2018.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at March 31, 2019 and 2018.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2019 and 2018, there were total of $2,533 and $3,641 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2019	2018
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	2,533	3,641
Total Expense	$2,533	$3,641

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2019 and 2018 due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,533 and $3,641 for the quarters ended March 31, 2019 and 2018, respectively.

For the nine months ended March 31, 2019 vs. March 31, 2018:

Revenues

The Company had zero sales revenue for the nine months ended at March 31, 2019 and 2018.

Cost of Goods Sold

The Company had zero cost of goods sold for the nine months ended at March 31, 2019 and 2018.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2019 and 2018, there were total of $13,608 and $15,474 operating expenses, respectively.

Detail is shown in the below table:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2019	2018
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	13,608	15,474
Total Expense	$13,608	$15,474

Liquidity and Capital Resources

	At March 31,	At June 30,
	2019	2018

Current Ratio	0.02	0.02
Cash	$3,686	$2,394
Working Capital	$(158,347)	$(144,739)
Total Assets	$3,686	$2,394
Total Liabilities	$162,033	$147,133

Total Equity	$(158,347)	$(144,739)

Total Debt/Equity	-1.02	-1.02

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $3,686 at March 31, 2019 and negative working capital of $158,347. There were total liabilities of $162,033 at March 31, 2019. The Company had cash and cash equivalents of $ 2,394 at June 30, 2018 and negative working capital of $144,739. There were total liabilities of $147,133 at June 30, 2018.

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

At March 31, 2019, we owe Mr. Li an aggregate of $161,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2019, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2019.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 13, 2019	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 13, 2019
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1*	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

