Form 10-K
period 2019-06-30
First America Resources Corp
filed 2019-09-26
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2018: $94,650 (based on the last per share sale price of the Registant’s Common Stock.)

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that First America Resources Corporation (hereinafter referred to as “we,” “us,” “our,” ”Corporation,” “the Company,” “our Company” or “First America Resources Corporation”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group, Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group, Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group, Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice-President, Secretary of the Company.

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

Our Employee

Our only employee is our management. We have no collective bargaining agreement with our employee. We consider our relationship with our employee to be excellent.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

None.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2019	$.15	$.15
March 31, 2019	$.18	$.05
December 31, 2018	$.25	$.06
September 30, 2018	$.25	$.10
June 30, 2018	$.30	$.10
March 31, 2018	$.30	$.30
December 31, 2017	$.30	$.30
September 30, 2017	$.30	$.30

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

Item 6. Selected Financial Data

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group, Inc. a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group, Inc., and Ms. Madison Li (the stockholder), of Golden Oasis New Energy Group, Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice-President, Secretary of the Company.

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

Results of Operations

For the fiscal year ended June 30, 2019 vs. June 30, 2018:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2019 and 2018.

Cost of Revenue

For the fiscal years ended June 30, 2019 and 2018, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2019 and 2018, there were total of $17,078 and $19,109 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2019	2018
Expense
License & Registration	$920	$1,085
Professional Fees	16,158	18,024
Total Expense	$17,078	$19,109

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2019 and 2018 due to the net operation loss in USA.

Net Loss

We incurred net losses of $17,078 and $19,109 for the fiscal years ended June 30, 2019 and 2018, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2019	2018

Current Ratio	0.01	0.02
Cash	$966	$2,394
Working Capital	$(161,817)	$(144,739)
Total Assets	$966	$2,394
Total Liabilities	$162,783	$147,133

Total Equity	$(161,817)	$(144,739)

Total Debt/Equity	-1.00	-1.02

Current Ration = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $966 at June 30, 2019 and negative working capital of $161,817. There were total liabilities of $162,783 at June 30, 2019. The Company had cash and cash equivalents of $2,394 at June 30, 2018 and negative working capital of $144,739. There were total liabilities of $147,133 at June 30, 2018.

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

At June 30, 2019, we owe Mr. Li an aggregate of $161,933 on these loans, which are oral and bear no interest, due upon demand.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

Audited Financial Statements

As of June 30, 2019 and 2018

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Boyle CPA, LLC

Bayville, NJ

September 26, 2019

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$966	$2,394
Total Current Assets	966	2,394

TOTAL ASSETS	$966	$2,394

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$850	$200
Loan from officers	161,933	146,933
Total Current Liabilities	162,783	147,133

Total Liabilities	162,783	147,133

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(360,641)	(343,563)
Total stockholders' deficit	(161,817)	(144,739)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$966	$2,394

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	17,078	19,109
Total Operating Expenses	17,078	19,109

Operating Loss	(17,078)	(19,109)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(17,078)	(19,109)

Income tax expense	-	-

Net Loss	$(17,078)	$(19,109)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2018 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2017	7,964,090	$7,964	$190,860	$(324,454)	$(125,630)

Net Loss	-	-	-	(19,109)	(19,109)

Balance, June 30, 2018	7,964,090	7,964	190,860	(343,563)	(144,739)

Net Loss	-	-	-	(17,078)	(17,078)

Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
	Year Ended	Year Ended
	June 30,	June 30,
	2019	2018

Operating Activities:
Net loss	$(17,078)	$(19,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	650	(5,425)
Net cash used in operating activities	(16,428)	(24,534)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	15,000	20,000
Net cash provided by financing activities	15,000	20,000

Net (decrease) in cash and cash equivalents	(1,428)	(4,534)
Cash and cash equivalents, beginning of year	2,394	6,928
Cash and cash equivalents, end of year	$966	$2,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

Development Stage Company

The Company was considered to be in the development stage as defined FASB ASC Topic 915, “Development Stage Entities”. The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to raise sales. In June 2014, the FASB amended ASC 915 to eliminate the definition of a development stage entity and eliminate the related presentation and disclosure requirements. With the implementation of this amendment, the Company no longer presents the development stage disclosures.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2019 and 2018, there was $966 and $2,394 in cash and cash equivalents, respectively.

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

Basic EPS is computed by dividing the net income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

As of June 30, 2019 and 2018, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal year ended at June 30, 2019 and 2018.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2019 and 2018, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2019 and 2018, the Company incurred $17,078 and $19,109 operating expenses, respectively.

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

JUNE 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company will adopt this ASU effective July 1, 2019 using the modified retrospective approach. The Company does not expect the adoption of this ASU to have a material impact on the Company's financial statements.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2019 total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2019.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

For the period of April 1, 2013 to June 30, 2016, the officer and director Jian Li additionally loaned $ 72,300 to the Company for continually operating of the business.

For the period of July 1, 2016 to June 30, 2017, the officer and director Jian Li additionally loaned $ 28,846 to the Company for continually operating of the business.

For the period of July 1, 2017 to June 30, 2018, the officer and director Jian Li additionally loaned $ 20,000 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

As of June 30, 2019, the total loan outstanding from officer and director Jian Li is $ 161,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2019, a total of 7,964,090 shares were issued and outstanding.

NOTE E - GOING CONCERN

The Company’s activities consist solely of corporate formation, raising capital and attempting to sell products to generate revenues.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

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

As of June 30, 2019, the Company had no revenues, a working capital deficiency of $161,817 and an accumulated deficit of $360,641.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $326,641 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2019 and 2018, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2019	2018
Income tax recovery at statutory rate	$3,586	$4,013

Valuation allowance change	$(3,586)	$(4,013)

Provision for income taxes	$-	$-

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2019 AND 2018

NOTE F – INCOME TAXES (CONTINUED)

The significant components of deferred income tax assets and liabilities at June 30, 2019 and 2018, respectively, are as follows:

Net operating loss carried forward	$68,594	$65,008

Valuation allowance	$(68,594)	$(65,008)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2019.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2019, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2019. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2019, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2019 is as follows:

Name	Age	Position
Jian Li	59	Chairman, CEO and CFO

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2019, and June 30, 2018.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$

Jian Li	2019	$0	0	0	0	0	0	0	$0
CEO/CFO	2018	$0	0	0	0	0	0	0	$0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2019

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

Director Compensation for fiscal year ended June 30, 2019

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Jian Li	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group. To the best of our knowledge, the person named has sole voting and investment power with respect to such shares, except as otherwise noted. There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owner of our common stock listed below has sole voting and investment power with respect to the shares shown. The business address of the shareholder is 1000 East Armstrong Street, Morris, IL 60450.

Name	Number of Shares of Common stock	Percentage

Jian Li	6,388,010	80.21%
All executive officers and directors as a group [1 person]	6,388,010	80.21%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

For the period of July 1, 2017 to June 30, 2018, the officer and director Jian Li additionally loaned $ 20,000 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

As of June 30, 2019, the total loan outstanding from officer and director Jian Li is $161,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal years ended June 30, 2019 and 2018. The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2019 and 2018.

	2019	2018

Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 26, 2019	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 26, 2019
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**

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

