Form 10-Q
period 2019-09-30
First America Resources Corp
filed 2019-11-12
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three Months Ended September 30, 2019 and 2018

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	September 30,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,916	$966
Total Current Assets	4,916	966

TOTAL ASSETS	$4,916	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$8,350	$850
Loan from officers	166,933	161,933
Total Current Liabilities	175,283	162,783

Total Liabilities	175,283	162,783

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(369,191)	(360,641)
Total stockholders' deficit	(170,367)	(161,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,916	$966

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	September 30,
	2019	2018

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	8,550	8,550
Total Operating Expenses	8,550	8,550

Operating Loss	(8,550)	(8,550)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(8,550)	(8,550)

Income tax expense	-	-

Net Loss	$(8,550)	$(8,550)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2019	7,964,090	$7,964	$190,860	$(369,191)	$(170,367)

Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2018	7,964,090	$7,964	$190,860	$(352,113)	$(153,289)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	September 30,
	2019	2018

Operating Activities:
Net loss	$(8,550)	$(8,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,500	8,150
Net cash used in operating activities	(1,050)	(400)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	5,000	-
Net cash provided by financing activities	5,000	-

Net decrease in cash and cash equivalents	3,950	(400)
Cash and cash equivalents, beginning of period	966	2,394
Cash and cash equivalents, end of period	$4,916	$1,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2019 and notes thereto contained in our 10-K Annual Report.

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

SEPTEMBER 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2019 and June 30, 2019, there were $ 4,916 and $ 966 in cash and cash equivalents, respectively.

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

As of September 30, 2019, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarters ended at September 30, 2019 and 2018.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended September 30, 2019 and 2018, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the quarters ended September 30, 2019 and 2018, the Company incurred $ 8,550 and $ 8,550 in operating expenses, respectively

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

SEPTEMBER 30, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company adopted this ASU effective July 1, 2019. Adoption of this ASU did not have a material impact on the Company's financial statements.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2019, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2019.

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

For the period of April 1, 2013 to June 30, 2018, the officer and director Jian Li additionally loaned $121,146 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

For the period of July 1, 2019 to September 30, 2019, the officer and director Jian Li additionally loaned $5,000 to the Company for continually operating of the business.

As of September 30, 2019, the total loan outstanding from officer and director Jian Li is $166,933.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of September 30, 2019, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2019, the Company had no revenues, a working capital deficiency of $170,367 and an accumulated deficit of $369,191.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $335,191 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
	2019	2018
Income tax recovery at statutory rate	$1,795	$1,795

Valuation allowance change	$(1,795)	$(1,795)

Provision for income taxes	$-	$-

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2019 AND 2018

NOTE F – INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities at September 30 and June 30, 2019, respectively, are as follows:

Net operating loss carried forward	$70,389	$68,594

Valuation allowance	$(70,389)	$(68,594)

Net deferred income tax asset	$-	$-

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

Results of Operations

For the fiscal quarter ended September 30, 2019 vs. September 30, 2018:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at September 30, 2019 and 2018.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at September 30, 2019 and 2018.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2019 and 2018, there were total of $8,550 and $8,550 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2019	2018
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	8,550	8,550
Total Expense	$8,550	$8,550

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended September 30, 2019 and 2018 due to the net operation loss in USA.

Net Loss

We incurred net losses of $8,550 and $8,550 for the quarters ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2019	2019

Current Ratio	0.02	0.01
Cash	$4,916	$966
Working Capital	$(170,367)	$(161,817)
Total Assets	$4,916	$966
Total Liabilities	$175,283	$162,783

Total Equity	$(170,367)	$(161,817)

Total Debt/Equity	-1.00	-1.00

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $4,916 at September 30, 2019 and negative working capital of $170,367. There were total liabilities of $175,283 at September 30, 2019. The Company had cash and cash equivalents of $966 at June 30, 2019 and negative working capital of $161,817. There were total liabilities of $162,783 at June 30, 2019.

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

At September 30, 2019, we owe Mr. Li an aggregate of $166,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2019, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2019.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 12, 2019	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 12, 2019
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

