Form 10-Q
period 2019-12-31
First America Resources Corp
filed 2020-02-14
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 12, 2020, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statement (Unaudited)

Three and Six Months Ended December 31, 2019 and 2018

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	December 31,	June 30,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,133	$966
Total Current Assets	4,133	966

TOTAL ASSETS	$4,133	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$850
Loan from officers	176,933	161,933
Total Current Liabilities	177,033	162,783

Total Liabilities	177,033	162,783

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(371,724)	(360,641)
Total stockholders' deficit	(172,900)	(161,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,133	$966

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	2,533	2,525	11,083	11,075
Total Operating Expenses	2,533	2,525	11,083	11,075

Operating Loss	(2,533)	(2,525)	(11,083)	(11,075)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(2,533)	(2,525)	(11,083)	(11,075)

Income tax expense	-	-	-	-

Net Loss	$(2,533)	$(2,525)	$(11,083)	$(11,075)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2019	7,964,090	7,964	190,860	(369,191)	(170,367)

Net Loss	-	-	-	(2,533)	(2,533)

Balance, December 31, 2019	7,964,090	$7,964	$190,860	$(371,724)	$(172,900)

Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2018	7,964,090	7,964	190,860	(352,113)	(153,289)

Net Loss	-	-	-	(2,525)	(2,525)

Balance, December 31, 2018	7,964,090	$7,964	$190,860	$(354,638)	$(155,814)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	December 31,
	2019	2018

Operating Activities:
Net loss	$(11,083)	$(11,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(750)	(100)
Net cash used in operating activities	(11,833)	(11,175)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	15,000	10,000
Net cash provided by financing activities	15,000	10,000

Net increase (decrease) in cash and cash equivalents	3,167	(1,175)
Cash and cash equivalents, beginning of period	966	2,394
Cash and cash equivalents, end of period	$4,133	$1,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2019 and June 30, 2019, there was $4,133 and $966 in cash and cash equivalents, respectively.

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

As of December 31, 2019, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal quarters ended at December 31, 2019 and 2018.

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended December 31, 2019 and 2018, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended December 31, 2019 and 2018, the Company incurred $2,533 and $2,525 in operating expenses, respectively. For the six months ended December 31, 2019 and 2018, the Company incurred $11,083 and $11,075 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company adopted this ASU effective July 1, 2019. Adoption of this ASU did not have a material impact on the Company’s financial statements.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2019, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2019.

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

For the period of July 1, 2019 to December 31, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

As of December 31, 2019, the total loan outstanding from officer and director Jian Li is $176,933.

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of December 31, 2019, there was a total of 7,964,090 shares issued and outstanding.

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

As of December 31, 2019, the Company had no revenues, a working capital deficiency of $172,900 and an accumulated deficit of $371,724.

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

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Six Months Ended
	December 31,
	2019	2018
Income tax recovery at statutory rate	$2,327	$2,326

Valuation allowance change	$(2,327)	$(2,326)

Provision for income taxes	$-	$-

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS DECEMBER 31, 2019 AND 2018

NOTE F – INCOME TAXES (Continued)

The significant components of deferred income tax assets and liabilities at December 31 and June 30, 2019, respectively, are as follows:

Net operating loss carried forward	$70,921	$68,594

Valuation allowance	$(70,921)	$(68,594)

Net deferred income tax asset	$	$-

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

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects..

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

Results of Operations

For the fiscal quarter ended December 31, 2019 vs. December 31, 2018:

Revenue

The Company had zero sales revenue for the fiscal quarters ended at December 31, 2019 and 2018.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended at December 31, 2019 and 2018.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2019 and 2018, there were total of $2,533 and $2,525 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2019	2018
Expense
Bank Service Charges	$-	$-
License & Registration		-
Professional Fees	2,533	2,525
Total Expense	$2,533	$2,525

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended December 31, 2019 and 2018 due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,533 and $2,525 for the quarters ended December 31, 2019 and 2018, respectively.

For the six months ended December 31, 2019 vs. December 31, 2018:

Revenue

The Company had zero sales revenue for the six months ended at December 31, 2019 and 2018.

Cost of Revenue

The Company had zero cost of goods sold for the six months ended at December 31, 2019 and 2018.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the six months ended December 31, 2019 and 2018, there were total of $11,083 and $11,075 operating expenses, respectively.

Detail is shown in the below table:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2018
Expense
Bank Service Charges	$-	$-
License & Registration		-
Professional Fees	11,083	11,075
Total Expense	$11,083	$11,075

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the six months ended December 31, 2019 and 2018 due to the net operation loss in USA.

Net Loss

We incurred net losses of $11,083 and $11,075 for the six months ended December 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

	At December 31,	At June 30,
	2019	2019

Current Ratio	0.02	0.01
Cash	$4,133	$966
Working Capital	$(172,900)	$(161,817)
Total Assets	$4,133	$966
Total Liabilities	$177,033	$162,783

Total Equity	$(172,900)	$(161,817)

Total Debt/Equity	-1.02	-1.00

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $4,133 at December 31, 2019 and negative working capital of $172,900. There were total liabilities of $177,033 at December 31, 2019. The Company had cash and cash equivalents of $966 at June 30, 2019 and negative working capital of $161,817. There were total liabilities of $162,783 at June 30, 2019.

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

At December 31, 2019, we owe Mr. Li an aggregate of $176,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2019 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2019, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2019.

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders' Deficit, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 13, 2020	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 13, 2020
Principal Financial Officer and
Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders' Deficit, (iv) the Statements of Cash Flows, and (v) the Notes to the Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

