Form 10-Q
period 2020-03-31
First America Resources Corp
filed 2020-05-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	March 31,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,592	$966
Total Current Assets	1,592	966

TOTAL ASSETS	$1,592	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$850
Loan from officers	176,933	161,933
Total Current Liabilities	177,033	162,783

Total Liabilities	177,033	162,783

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(374,265)	(360,641)
Total stockholders' deficit	(175,441)	(161,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,592	$966

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	2,541	2,533	13,624	13,608
Total Operating Expenses	2,541	2,533	13,624	13,608

Operating Loss	(2,541)	(2,533)	(13,624)	(13,608)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(2,541)	(2,533)	(13,624)	(13,608)

Income tax expense	-	-	-	-

Net Loss	$(2,541)	$(2,533)	$(13,624)	$(13,608)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 AND 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2019	7,964,090	7,964	190,860	(369,191)	(170,367)

Net Loss	-	-	-	(2,533)	(2,533)

Balance, December 31, 2019	7,964,090	7,964	190,860	(371,724)	(172,900)

Net Loss	-	-	-	(2,541)	(2,541)

Balance, March 31, 2020	7,964,090	$7,964	$190,860	$(374,265)	$(175,441)

Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2018	7,964,090	7,964	190,860	(352,113)	(153,289)

Net Loss	-	-	-	(2,525)	(2,525)

Balance, December 31, 2018	7,964,090	7,964	190,860	(354,638)	(155,814)

Net Loss	-	-	-	(2,533)	(2,533)

Balance, March 31, 2019	7,964,090	$7,964	$190,860	$(357,171)	$(158,347)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31,
	2020	2019

Operating Activities:
Net loss	$(13,624)	$(13,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(750)	(100)
Net cash used in operating activities	(14,374)	(13,708)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	15,000	15,000
Net cash provided by financing activities	15,000	15,000

Net increase (decrease) in cash and cash equivalents	626	1,292
Cash and cash equivalents, beginning of period	966	2,394
Cash and cash equivalents, end of period	$1,592	$3,686

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2020 and June 30, 2019, there was $1,592 and $966 in cash and cash equivalents, respectively.

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

Basic EPS is computed by dividing the income (loss) available to Common Shareholders by the weighted-average number of common shares outstanding for the periods. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

As of March 31, 2020, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

Revenue Recognition

Revenue is recognized in accordance with ASC 606. The Company performs the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, the Company evaluates the goods or services promised within each contract related performance obligation and assesses whether each promised good or service is distinct. The Company recognizes as revenue, the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal quarters ended March 31, 2020 and 2019, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

For the fiscal quarters ended March 31, 2020 and 2019, the Company incurred $2,541 and $2,533 in operating expenses, respectively.  For the nine months ended March 31, 2020 and 2019, the Company incurred $13,624 and $13,608 in operating expenses, respectively.

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

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2020, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2020.

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

For the period of July 1, 2019 to March 31, 2020, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

As of March 31, 2020, the total loan outstanding from officer and director Jian Li is $176,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of March 31, 2020, there was a total of 7,964,090 shares issued and outstanding.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As of March 31, 2020, the Company had no revenues, a working capital deficiency of $175,441 and an accumulated deficit of $374,265.

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

NOTE F - INCOME TAXES

The Company has a net operating loss carried forward of $340,265 available to offset taxable income in future years which commence expiring in fiscal 2031.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Nine Months Ended
	March 31,
	2020	2019
Income tax recovery at statutory rate	$2,861	$2,858

Valuation allowance change	$(2,861)	$(2,858)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at March 31, 2020 and June 30, 2019, respectively, are as follows:

Net operating loss carried forward	$71,455	$68,594

Valuation allowance	$(71,455)	$(68,594)

Net deferred income tax asset	$-	$-

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, former CEO/President and Director of Golden Oasis New Energy Group, Inc., a Nevada corporation (the "Issuer"), Ms. Guoling Jin, former Treasury and Director of Golden Oasis New Energy Group, Inc., and Ms. Madison Li (the stockholder) of Golden Oasis New Energy Group, Inc., and Mr. Jian Li (the "Purchaser"), Mr. Jian Li became the principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

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

Results of Operations

For the fiscal quarter ended March 31, 2020 vs. March 31, 2019:

Revenue

The Company had zero sales revenue for the fiscal quarters ended March 31, 2020 and 2019.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended March 31, 2020 and 2019.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2020 and 2019, there were total of $2,541 and $2,533 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2020	2019
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	2,541	2,533
Total Expense	$2,541	$2,533

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2020 and 2019 due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,541 and $2,533 for the quarters ended March 31, 2020 and 2019, respectively.

For the nine months ended March 31, 2020 vs. March 31, 2019:

Revenue

The Company had zero sales revenue for the nine months ended March 31, 2020 and 2019.

Cost of Revenue

The Company had zero cost of goods sold for the nine months ended March 31, 2020 and 2019.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the nine months ended March 31, 2020 and 2019, there were total of $13,624 and $13,608 operating expenses, respectively.

Detail is shown in the below table:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2019
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	13,624	13,608
Total Expense	$13,624	$13,608

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the nine months ended March 31, 2020 and 2019 due to the net operation loss in USA.

Net Loss

We incurred net losses of $13,624 and $13,608 for the nine months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2020	2019

Current Ratio	0.01	0.01
Cash	$1,592	$966
Working Capital	$175,441	$(161,817)
Total Assets	$1,592	$966
Total Liabilities	$177,033	162,783

Total Equity	$(175,441)	$(161,817)

Total Debt / Equity	-1.01	-1.00

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $1,592 at March 31, 2020 and negative working capital of $175,441. There were total liabilities of $177,033 at March 31, 2020. The Company had cash and cash equivalents of $966 at June 30, 2019 and negative working capital of $161,817. There were total liabilities of $162,783 at June 30, 2019.

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

At March 31, 2020, we owe Mr. Li an aggregate of $176,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2020, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2020.

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

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Stockholders’ Deficit, and (v) the Notes to the Financial Statements.**

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 13, 2020	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jian Li	Principal Executive Officer,	May 13, 2020
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Stockholders’ Deficit, and (v) the Notes to the Financial Statements.**

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

