Form 10-K
period 2020-06-30
First America Resources Corp
filed 2020-09-24
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2019: $125,929 (based on the last per share sale price of the Registrant’s Common Stock.)

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2020.

Table of Content

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission (“SEC”), and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that First America Resources Corporation (hereinafter referred to as “we,” “us,” “our,” “Corporation,” “the Company,” “our Company” or “First America Resources Corporation”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. Under such circumstances, you may lose all or part of your investment.

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

Table of Content

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire FAMCe (formerly known as First America Metal Corporation), a business owned primarily by Mr. Jian Li, or another operating company, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

FAMCe in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. FAMCe is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Our Employee

Our only employee is our management. We have no collective bargaining agreement with our employee. We consider our relationship with our employee to be excellent.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

None.

Table of Content

Additional Information

We are a public company and file annual, quarterly, and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2. Description of Property

Our business office address is at 1000 East Armstrong Street, Morris, IL 60450. Space is being provided at no charge by FAMCe (formerly known as First America Metal Corporation).

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

Table of Content

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2020	$.07	$.06
March 31, 2020	$.10	$.05
December 31, 2019	$.17	$.08
September 30, 2019	$.15	$.15
June 30, 2019	$.15	$.15
March 31, 2019	$.18	$.05
December 31, 2018	$.25	$.06
September 30, 2018	$.25	$.10

______________

* The quotation does not reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Table of Content

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

In connection with this change of control, we discontinued our current business. It is anticipated we will acquire FAMCe (formerly known as First America Metal Corporation), a business owned primarily by Mr. Jian Li, or another operating company, depending upon completion of audit and preparation of required filing on Form 8-K, which we currently hope to complete in the next 12 months but may take longer than such currently anticipated dates.

FAMCe in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. FAMCe is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Table of Content

Results of Operations

For the fiscal year ended June 30, 2020 vs. June 30, 2019:

Revenue

The Company had zero sales revenue for the fiscal years ended at June 30, 2020 and 2019.

Cost of Revenue

For the fiscal years ended June 30, 2020 and 2019, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2020 and 2019, there were total of $17,095 and $17,078 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2020	2019
Expense
License & Registration	$930	$920
Professional Fees	16,165	16,158
Total Expense	$17,095	$17,078

Table of Content

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2020 and 2019 due to the net operation loss in USA.

Net Loss

We incurred net losses of $17,095 and $17,078 for the fiscal years ended June 30, 2020 and 2019, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2020	2019

Current Ratio	0.03	0.01
Cash	$5,121	$966
Working Capital	$(178,912)	$(161,817)
Total Assets	$5,121	$966
Total Liabilities	$184,033	$162,783

Total Equity	$(178,912)	$(161,817)

Total Debt/Equity	-1.03	-1.00

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $5,121 at June 30, 2020 and negative working capital of $178,912. There were total liabilities of $184,033 at June 30, 2020. The Company had cash and cash equivalents of $966 at June 30, 2019 and negative working capital of $161,817. There were total liabilities of $162,783 at June 30, 2019.

Table of Content

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

At June 30, 2020, we owe Mr. Li an aggregate of $183,933 on these loans, which are oral and bear no interest, due upon demand.

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

Table of Content

Item 8. Financial Statements

First America Resources Corporation

Audited Financial Statements

As of June 30, 2020 and 2019

Table of Content

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

As discussed in Note E to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note E. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Boyle CPA, LLC

Bayville, NJ

September 24, 2020

361 Hopedale Drive SE	P (732) 822-4427
Bayville, NJ 08721	F (732) 510-0665

Table of Content

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

	June 30,	June 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,121	$966
Total Current Assets	5,121	966

TOTAL ASSETS	$5,121	$966

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$850
Loan from officers	183,933	161,933
Total Current Liabilities	184,033	162,783

Total Liabilities	184,033	162,783

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(377,736)	(360,641)
Total stockholders' deficit	(178,912)	(161,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,121	$966

See accompanying notes to financial statements.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	June 30,	June 30,
	2020	2019

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	17,095	17,078
Total Operating Expenses	17,095	17,078

Operating Loss	(17,095)	(17,078)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(17,095)	(17,078)

Income tax expense	-	-

Net Loss	$(17,095)	$(17,078)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

 FOR THE YEARS ENDED JUNE 30, 2019 AND 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	7,964,090	$7,964	$190,860	$(343,563)	$(144,739)

Net Loss	-	-	-	(17,078)	(17,078)

Balance, June 30, 2019	7,964,090	7,964	190,860	(360,641)	(161,817)

Net Loss	-	-	-	(17,095)	(17,095)

Balance, June 30, 2020	7,964,090	$7,964	$190,860	$(377,736)	$(178,912)

See accompanying notes to financial statements.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2020	2019

Operating Activities:
Net loss	$(17,095)	$(17,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(750)	650
Net cash used in operating activities	(17,845)	(16,428)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	22,000	15,000
Net cash provided by financing activities	22,000	15,000

Net (decrease) in cash and cash equivalents	4,155	(1,428)
Cash and cash equivalents, beginning of year	966	2,394
Cash and cash equivalents, end of year	$5,121	$966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements reflect the assets, revenues, and expenditures of the Company on the accrual basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2020, and 2019, there was $5,121 and $966 in cash and cash equivalents, respectively.

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

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Net Loss per Common Share (Continued)

As of June 30, 2020, and 2019, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal years ended at June 30, 2020 and 2019.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2020 and 2019, there was no Cost of Goods Sold recorded.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2020 and 2019, the Company incurred $17,095 and $17,078 operating expenses, respectively.

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

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). This guidance requires an entity to recognize lease liabilities and a right-of-use asset for all leases on the balance sheet and to disclose key information about the entity’s leasing arrangements. ASU 2016-02 must be adopted using a modified retrospective approach for all leases existing at, or entered into after the date of initial adoption, with an option to elect to use certain transition relief. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption permitted. The Company adopted this ASU effective July 1, 2019 using the modified retrospective approach. Adoption of this ASU did not have a material impact on the Company’s financial statements.

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2020, total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2020.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

For the period of April 1, 2013 to June 30, 2018, the officer and director Jian Li additionally loaned $ 121,146 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

For the period of July 1, 2019 to June 30, 2020, the officer and director Jian Li additionally loaned $22,000 to the Company for continually operating of the business.

As of June 30, 2020, the total loan outstanding from officer and director Jian Li is $ 183,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2020, a total of 7,964,090 shares were issued and outstanding.

NOTE E - GOING CONCERN

The Company’s activities consist solely of corporate formation, raising capital and attempting to sell products to generate revenues.

Table of Content

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2020 AND 2019

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

As of June 30, 2020, the Company had no revenues, a working capital deficiency of $178,912 and an accumulated deficit of $377,736.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $343,736 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2020 and 2019, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2020	2019

Income tax recovery at statutory rate	$3,590	$3,586

Valuation allowance change	$(3,590)	$(3,586)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, 2020 and 2019, respectively, are as follows:

Net operating loss carried forward	$72,184	$68,594

Valuation allowance	$(72,184)	$(68,594)

Net deferred income tax asset	$-	$-

Table of Content

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2020.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2020 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2020, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2020. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Table of Content

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Table of Content

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2020 is as follows:

Name	Age	Position
Jian Li	61	Chairman, CEO and CFO

Information concerning Mr. Jian Li is as follows: Mr. Li has been Chairman, CEO and CFO of our Company since February 6, 2013. From February 2002 to date he has been President/Owner of FAMCe (formerly known as First America Metal Corporation), a company in the Recycling Industry. He has a B.S. – Engineering in 1982 from Zhejiang Industrial University, China. As a member of the board, Mr. Li contributes significant industry-specific experience and expertise on our products and services as well as significant management experience. He has had experience in the recycling business for more than 20 years.

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

Table of Content

(6)

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of:

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

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act(15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2020, and June 30, 2019.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Jian Li	2020	0	0	0	0	0	0	0	0
CEO/CFO	2019	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Table of Content

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2020

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

Table of Content

Board of Directors

Director Compensation for fiscal year ended June 30, 2020

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

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owner of our common stock listed below has sole voting and investment power with respect to the shares shown. The business address of the shareholder is 1000 East Armstrong Street, Morris, IL 60450.

Name	Number of Shares of Common stock	Percentage

Jian Li	6,388,010	80.21%
All executive officers and directors as a group [1 person]	6,388,010	80.21%

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2020.

Table of Content

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

For the period of April 1, 2013 to June 30, 2018, the officer and shareholder Jian Li additionally loaned $121,146 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

For the period of July 1, 2019 to June 30, 2020, the officer and director Jian Li additionally loaned $22,000 to the Company for continually operating of the business.

As of June 30, 2020, the total loan outstanding from officer and director Jian Li is $183,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal years ended June 30, 2020 and 2019. The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2020 and 2019.

	2020	2019

Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

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

Table of Content

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

Table of Content

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 24, 2020	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 24, 2020
Principal Financial Officer and Principal Accounting Officer and Director

Table of Content

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

