Form 10-Q
period 2020-09-30
First America Resources Corp
filed 2020-11-05
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	September 30,	June 30,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$6,571	$5,121
Total Current Assets	6,571	5,121

TOTAL ASSETS	$6,571	$5,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$100
Loan from officers	193,933	183,933
Total Current Liabilities	194,033	184,033

Total Liabilities	194,033	184,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(386,286)	(377,736)
Total stockholders' deficit	(187,462)	(178,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,571	$5,121

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

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	7,964,090	$7,964	$190,860	$(377,736)	$(178,912)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2020	7,964,090	$7,964	$190,860	$(386,286)	$(187,462)

Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2019	7,964,090	$7,964	$190,860	$(369,191)	$(170,367)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2020	2019

Operating Activities:
Net loss	$(8,550)	$(8,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	7,500
Net cash used in operating activities	(8,550)	(1,050)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	10,000	5,000
Net cash provided by financing activities	10,000	5,000

Net increase (decrease) in cash and cash equivalents	1,450	3,950
Cash and cash equivalents, beginning of period	5,121	966
Cash and cash equivalents, end of period	$6,571	$4,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2020 and notes thereto contained in our 10-K Annual Report.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.   As of September 30, 2020, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2020, and June 30, 2020, there was $6,571 and $5,121 in cash and cash equivalents, respectively.

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

As of September 30, 2020, the Company only issued one type of shares, i.e., common shares only. There are no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended September 30, 2020 and 2019, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended September 30, 2020 and 2019, the Company incurred $8,550 and $8,550 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2020, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2020.

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

For the period of July 1, 2020 to September 30, 2020, the officer and director Jian Li additionally loaned $10,000 to the Company for continually operating of the business.

As of September 30, 2020, the total loan outstanding from officer and director Jian Li is $193,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of September 30, 2020, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2020, the Company had no revenues, a working capital deficiency of $187,462 and an accumulated deficit of $386,286.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $352,286 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
	2020	2019
Income tax recovery at statutory rate	$1,796	$1,796

Valuation allowance change	$(1,796)	$(1,796)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at September 30, 2020 and 2019, respectively, are as follows:

Net operating loss carried forward	$73,980	$70,390

Valuation allowance	$(73,980)	$(70,390)

Net deferred income tax asset	$-	$-

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

FAMCe (formerly known as First America Metal Corporation) in Morris, IL is an international scrap metal company specializing in recycling of non-ferrous and electronic material and has become one large exporter of scrap metal in the Midwest. FAMCe is operating a business branch in Fort Worth, Texas since November 2014 and operating the Georgia branch since January 2016. Management anticipates that after acquisition we will be competitive in pricing of some or all of the following, depending upon market conditions which can change, even rapidly, from time-to-time: Copper, Brass, Stainless, Aluminum, High Temp Alloys, Zinc, Tin, Cobalt, Tungsten Alloys, and electronic material.

Recent Developments

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus ("COVID-19") a pandemic, which continues to spread throughout the United States and the world. The spread of COVID-19 has initially caused significant volatility in U.S. and international markets and has resulted in large scale business disruption. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. and global economies.

The outbreak of COVID-19 has caused many governments to implement stay-at-home orders and quarantines and place significant restrictions on travel. Many of these governments have also implemented work restrictions that prohibit or limit non-essential businesses from conducting normal operations, which has required employees to work remotely if possible or be terminated or furloughed. Some restrictions were relaxed during the summer months but have begun to be re-implemented as a result of increasing infection rates throughout the world. The Company is supported by the employees of FAMCe (formerly known as First America Metal Corporation), a business owned primarily by Mr. Jian Li  The health and safety of the employees of FAMCe will continue to be its highest priority throughout the pandemic. FAMCe has implemented protective measures relating to its workforce including, but not limited to, health monitoring, personal protective equipment, and enhanced cleaning and sanitizing procedures among other measures recommended by various federal, state and local governments.

Results of Operations

For the fiscal quarter ended September 30, 2020 vs. September30, 2019:

Revenue

The Company had zero sales revenue for the fiscal quarters ended September 30, 2020 and 2019.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended September 30, 2020 and 2019.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2020 and 2019, there were total of $8,550 and $8,550 operating expenses, respectively.

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

We paid no income taxes in USA for the quarters ended September 30, 2020 and 2019 due to the net operation loss in USA.

Net Loss

We incurred net losses of $8,550 and $8,550 for the quarters ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2020	2020

Current Ratio	0.03	0.03
Cash	$6,571	$5,121
Working Capital	$(187,462)	$(178,912)
Total Assets	$6,571	$5,121
Total Liabilities	$194,033	$184,033

Total Equity	$(187,462)	$(178,912)

Total Debt/Equity	-1.03	-1.03

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $6,571 at September 30, 2020 and negative working capital of $187,462. There were total liabilities of $194,033 at September 30, 2020. The Company had cash and cash equivalents of $5,121 at June 30, 2020 and negative working capital of $178,912. There were total liabilities of $184,033 at June 30, 2020.

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

At September 30, 2020, we owe Mr. Li an aggregate of $193,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2020 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2020, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2020.

(b) Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 2, 2020	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 2, 2020
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

