Form 10-K
period 2021-06-30
First America Resources Corp
filed 2021-09-24
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, which is December 31, 2020: $140,737 (based on the last per share sale price of the Registrant’s Common Stock.)

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2021.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2021	$.37	$.37
March 31, 2021	$.35	$.35
December 31, 2020	$.09	$.09
September 30, 2020	$.08	$.08
June 30, 2020	$.07	$.06
March 31, 2020	$.10	$.05
December 31, 2019	$.17	$.08
September 30, 2019	$.15	$.15

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

Results of Operations

For the fiscal year ended June 30, 2021 vs. June 30, 2020:

Revenue

The Company had zero sales revenue for the fiscal years ended on June 30, 2021 and 2020.

Cost of Revenue

For the fiscal years ended June 30, 2021 and 2020, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2021 and 2020, there were total of $17,071 and $17,095 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2021	2020
Expense
License & Registration	$930	$930
Professional Fees	16,141	16,165
Total Expense	$17,071	$17,095

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2021 and 2020 due to the net operation loss in USA.

Net Loss

We incurred net losses of $17,071 and $17,095 for the fiscal years ended June 30, 2021 and 2020, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2021	2020

Current Ratio	0.06	0.03
Cash	$13,050	$5,121
Working Capital	$(195,983)	$(178,912)
Total Assets	$13,050	$5,121
Total Liabilities	$209,033	$184,033

Total Equity	$(195,983)	$(178,912)

Total Debt/Equity	-1.07	-1.03

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $13,050 at June 30, 2021 and negative working capital of $195,983. There were total liabilities of $209,033 at June 30, 2021. The Company had cash and cash equivalents of $5,121 at June 30, 2020 and negative working capital of $178,912. There were total liabilities of $184,033 at June 30, 2020.

Until we generate more operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our President and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $50,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence, we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

At June 30, 2021, we owe Mr. Li an aggregate of $208,933 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2021, and 2020

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note E to the financial statements, the Company’s continuing operating losses raise substantial doubt about its ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management’s plans are also described in Note E. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Boyle CPA, LLC

Red Bank, NJ

September 23, 2021

331 Newman Springs Road	P (732) 784-1582
Building 1, 4th Floor, Suite 143	F (732) 510-0665
Red Bank, NJ 07701

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

	June 30,	June 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$13,050	$5,121
Total Current Assets	13,050	5,121

TOTAL ASSETS	$13,050	$5,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$100
Loan from officers	208,933	183,933
Total Current Liabilities	209,033	184,033

Total Liabilities	209,033	184,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(394,807)	(377,736)
Total stockholders' deficit	(195,983)	(178,912)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,050	$5,121

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	June 30,	June 30,
	2021	2020

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	17,071	17,095
Total Operating Expenses	17,071	17,095

Operating Loss	(17,071)	(17,095)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(17,071)	(17,095)

Income tax expense	-	-

Net Loss	$(17,071)	$(17,095)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2020 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2019	7,964,090	$7,964	$190,860	$(360,641)	$(161,817)

Net Loss	-	-	-	(17,095)	(17,095)

Balance, June 30, 2020	7,964,090	7,964	190,860	(377,736)	(178,912)

Net Loss	-	-	-	(17,071)	(17,071)

Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

	Year Ended	Year Ended
	June 30,	June 30,
	2021	2020

Operating Activities:
Net loss	$(17,071)	$(17,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable		(750)
Net cash used in operating activities	(17,071)	(17,845)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	25,000	22,000
Net cash provided by financing activities	25,000	22,000

Net (decrease) in cash and cash equivalents	7,929	4,155
Cash and cash equivalents, beginning of year	5,121	966
Cash and cash equivalents, end of year	$13,050	$5,121

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, and 2020, there was $ 13,050 and $ 5,121 in cash and cash equivalents, respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30, 2021, and 2020, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal years ended at June 30, 2021 and 2020.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2021 and 2020, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2021 and 2020, the Company incurred $ 17,071 and $ 17,095 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2021, total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2021.

Loans to Officer/Director

From the period of April 1, 2012 to February 28, 2013, the former company officer, Keming Li, loaned $ 25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group, Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer were $25,787.

For the period of April 1, 2013 to June 30, 2018, the officer and director Jian Li additionally loaned $ 121,146 to the Company for continually operating of the business.

For the period of July 1, 2018 to June 30, 2019, the officer and director Jian Li additionally loaned $15,000 to the Company for continually operating of the business.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE C - RELATED PARTY TRANSACTIONS (CONTINUED)

Loans to Officer/Director (Continued)

For the period of July 1, 2019 to June 30, 2020, the officer and director Jian Li additionally loaned $22,000 to the Company for continually operating of the business.

For the period of July 1, 2020 to June 30, 2021, the officer and director Jian Li additionally loaned $25,000 to the Company for continually operating of the business.

As of June 30, 2021, the total loan outstanding from officer and director Jian Li is $ 208,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2021, a total of 7,964,090 shares were issued and outstanding.

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

As of June 30, 2021, the Company had no revenues, a working capital deficiency of $195,983 and an accumulated deficit of $394,807.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $394,775 available to offset taxable income in future years. A net operating loss can be carried forward indefinitely but is limited to 80 percent of taxable income in any one year. The amounts reported prior was an estimate prior to filing the return and is now being trued up based on the actual NOL now that the return is filed.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2021 AND 2020

NOTE F – INCOME TAXES (CONTINUED)

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2021 and 2020, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2021	2020

Income tax recovery at statutory rate	$3,585	$3,590

Valuation allowance change	$(3,585)	$(3,590)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, 2021 and 2020, respectively, are as follows:

Net operating loss carried forward	$82,903	$79,318

Valuation allowance	$(82,903)	$(79,318)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2021.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2021 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2021, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2021. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2021 is as follows:

Name	Age	Position
Jian Li	62	Chairman, CEO and CFO

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

24

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2021, and June 30, 2020.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$

Jian Li	2021	0	0	0	0	0	0	0	0
CEO/CFO	2020	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2021.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2021

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

Director Compensation for fiscal year ended June 30, 2021

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2021.

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

For the period of July 1, 2020 to June 30, 2021, the officer and director Jian Li additionally loaned $25,000 to the Company for continually operating of the business.

As of June 30, 2021, the total loan outstanding from officer and director Jian Li is $ 208,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal years ended June 30, 2021 and 2020. The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2021 and 2020.

	2021	2020

Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 23, 2021	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 23, 2021
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

