Form 10-Q
period 2021-09-30
First America Resources Corp
filed 2021-11-17
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	September 30,	June 30,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,250	$13,050
Total Current Assets	25,250	13,050

TOTAL ASSETS	$25,250	$13,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$850	$100
Loan from officers	228,933	208,933
Total Current Liabilities	229,783	209,033

Total Liabilities	229,783	209,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(403,357)	(394,807)
Total stockholders' deficit	(204,533)	(195,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,250	$13,050

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

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2021	7,964,090	$7,964	$190,860	$(403,357)	$(204,533)

Balance, June 30, 2020	7,964,090	$7,964	$190,860	$(377,736)	$(178,912)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2020	7,964,090	$7,964	$190,860	$(386,286)	$(187,462)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	September 30,
	2021	2020
Operating Activities:
Net loss	$(8,550)	$(8,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	750	-
Net cash used in operating activities	(7,800)	(8,550)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	20,000	10,000
Net cash provided by financing activities	20,000	10,000

Net increase (decrease) in cash and cash equivalents	12,200	1,450
Cash and cash equivalents, beginning of period	13,050	5,121
Cash and cash equivalents, end of period	$25,250	$6,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2021 and notes thereto contained in our 10-K Annual Report.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates. As of September 30, 2021, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and June 30, 2021, there was $ 25,250 and $ 13,050 in cash and cash equivalents, respectively.

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

As of September 30, 2021, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended September 30, 2021 and 2020, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended September 30, 2021 and 2020, the Company incurred $8,550 and $8,550 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2021, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2021.

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

For the period of July 1, 2021 to September 30, 2021, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of September 30, 2021, the total loan outstanding from officer and director Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of September 30, 2021, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2021, the Company had no revenues, a working capital deficiency of $204,533 and an accumulated deficit of $403,357.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $403,325 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
	2021	2020
Income tax recovery at statutory rate	$1,796	$1,796

Valuation allowance change	$(1,796)	$(1,796)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at September 30, 2021 and 2020, respectively, are as follows:

Net operating loss carried forward	$84,698	$81,114

Valuation allowance	$(84,698)	$(81,114)

Net deferred income tax asset	$-	$-

 \

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

Results of Operations

For the fiscal quarter ended September 30, 2021 and 2020:

Revenue

The Company had zero sales revenue for the fiscal quarters ended September 30, 2021 and 2020.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended September 30, 2021 and 2020.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2021 and 2020, there were total of $8,550 and $8,550 operating expenses, respectively.

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

We paid no income taxes in USA for the quarters ended September30, 2021 and 2020 due to the net operation loss in USA.

Net Loss

We incurred net losses of $8,550 and $8,550 for the quarters ended September 30, 2021 and 2020, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2021	2021

Current Ratio	0.11	0.06
Cash	$25,250	$13,050
Working Capital	$(204,533)	$(195,983)
Total Assets	$25,250	$13,050
Total Liabilities	$229,783	$209,033

Total Equity	$(204,533)	$(195,983)

Total Debt/Equity	-1.12	-1.07

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $25,250 at September 30, 2021 and negative working capital of $204,533. There were total liabilities of $229,783 at September 30, 2021. The Company had cash and cash equivalents of $13,050 at June 30, 2021 and negative working capital of $195,983. There were total liabilities of $209,033 at June 30, 2021.

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

At September 30, 2021, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

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

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 15, 2021	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 15, 2021
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Stockholders’ Deficit, and (v) the Notes to the Financial Statements.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).**

101.SCH	Inline XBRL Taxonomy Extension Schema Document.**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase Document.**

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

