Form 10-Q
period 2022-03-31
First America Resources Corp
filed 2022-05-16
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	March 31,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$20,077	$13,050
Total Current Assets	20,077	13,050

TOTAL ASSETS	$20,077	$13,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$-	$100
Loan from officers	228,933	208,933
Total Current Liabilities	228,933	209,033

Total Liabilities	228,933	209,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(407,680)	(394,807)
Total stockholders' deficit	(208,856)	(195,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,077	$13,050

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	1,700	2,533	12,873	13,608
Total Operating Expenses	1,700	2,533	12,873	13,608

Operating Loss	(1,700)	(2,533)	(12,873)	(13,608)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(1,700)	(2,533)	(12,873)	(13,608)

Income tax expense	-	-	-	-

Net Loss	$(1,700)	$(2,533)	$(12,873)	$(13,608)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2021	7,964,090	7,964	190,860	(403,357)	(204,533)

Net Loss	-	-	-	(2,623)	(2,623)

Balance, December 31, 2021	7,964,090	7,964	190,860	(405,980)	(207,156)

Net Loss	-	-	-	(1,700)	(1,700)

Balance, March 31, 2022	7,964,090	$7,964	$190,860	$(407,680)	$(208,856)

Balance, June 30, 2020	7,964,090	$7,964	$190,860	$(377,736)	$(178,912)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2020	7,964,090	7,964	190,860	(386,286)	(187,462)

Net Loss	-	-	-	(2,525)	(2,525)

Balance, December 31, 2020	7,964,090	$7,964	$190,860	$(388,811)	$(189,987)

Net Loss	-	-	-	(2,533)	(2,533)

Balance, March 31, 2021	7,964,090	$7,964	$190,860	$(391,344)	$(192,520)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	March 31,
	2022	2021

Operating Activities:
Net loss	$(12,873)	$(13,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(100)	(100)
Net cash used in operating activities	(12,973)	(13,708)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	20,000	10,000
Net cash provided by financing activities	20,000	10,000

Net increase (decrease) in cash and cash equivalents	7,027	(3,708)
Cash and cash equivalents, beginning of period	13,050	5,121
Cash and cash equivalents, end of period	$20,077	$1,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and disclosures. Accordingly, actual results could differ from those estimates.  As of March 31, 2022, the extent to which the COVID-19 pandemic will impact our business going forward depends on numerous dynamic factors which we cannot reliably predict. As a result, some of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As the events continue to evolve with respect to the pandemic, our estimates may materially change in future periods.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, and June 30, 2021, there was $ 20,077 and $ 13,050 in cash and cash equivalents, respectively.

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

As of March 31, 2022, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended March 31, 2022 and 2021, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended March 31, 2022 and 2021, the Company incurred $1,700 and $2,533 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2022, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2022.

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

As of March 31, 2022, the total loan outstanding from officer and director Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of March 31, 2022, there was a total of 7,964,090 shares issued and outstanding.

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

As of March 31, 2022, the Company had no revenues, a working capital deficiency of $208,856 and an accumulated deficit of $407,680.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $407,648 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Nine Months Ended
	March 31,
	2022		2021
Income tax recovery at statutory rate		$2,703		$2,858

Valuation allowance change	$	(2,703)	$	(2,858)

Provision for income taxes		$-		$-

The significant components of deferred income tax assets and liabilities at March 31, 2022 and 2021, respectively, are as follows:

Net operating loss carried forward		$85,606	$82,176

Valuation allowance	$	(85,606)	$(82,176)

Net deferred income tax asset		$-	$-

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

Results of Operations

For the fiscal quarter ended March 31, 2022 and 2021:

Revenue

The Company had zero sales revenue for the fiscal quarters ended March 31, 2022 and 2021.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended March 31, 2022 and 2021.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2022 and 2021, there were total of $1,700 and $2,533 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2022	2021
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	1,700	2,533
Total Expense	$1,700	$2,533

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2022 and 2021 due to the net operation loss in USA.

Net Loss

We incurred net losses of $1,700 and $2021 for the quarters ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

	At March 31,	At June 30,
	2022	2021

Current Ratio	0.09	0.06
Cash	$20,077	$13,050
Working Capital	$(208,856)	$(195,983)
Total Assets	$20,077	$13,050
Total Liabilities	$228,933	$209,033

Total Equity	$(208,856)	$(195,983)

Total Debt/Equity	-1.10	-1.07

Current Ratio = Current Asset / Current Liabilities
Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $20,077 at March 31, 2022 and negative working capital of $208,856. There were total liabilities of $228,933 at March 31, 2022. The Company had cash and cash equivalents of $13,050 at June 30, 2021 and negative working capital of $195,983. There were total liabilities of $209,033 at June 30, 2021.

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

At March 31, 2022, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2022 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2022, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2022.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 11, 2022	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 11, 2022
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

