Form 10-K
period 2022-06-30
First America Resources Corp
filed 2022-10-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2022.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2022	$.30	$.30
March 31, 2022	$.30	$.30
December 31, 2021	$.55	$.55
September 30, 2021	$.69	$.69
June 30, 2021	$.37	$.37
March 31, 2021	$.35	$.35
December 31, 2020	$.09	$.09
September 30, 2020	$.08	$.08

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

Results of Operations

For the fiscal year ended June 30, 2022 vs. June 30, 2021:

Revenue

The Company had zero sales revenue for the fiscal years ended on June 30, 2022 and 2021.

Cost of Revenue

For the fiscal years ended June 30, 2022 and 2021, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2022 and 2021, there were total of $17,203 and $17,071 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2022	2021
Expense
License & Registration	$930	$930
Professional Fees	16,273	16,141
Total Expense	$17,203	$17,071

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2022 and 2021 due to the net operation loss in USA.

Net Loss

We incurred net losses of $17,203 and $17,071 for the fiscal years ended June 30, 2022 and 2021, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2022	2021

Current Ratio	0.07	0.06
Cash	$15,847	$13,050
Working Capital	$(213,186)	$(195,983)
Total Assets	$15,847	$13,050
Total Liabilities	$229,033	$209,033

Total Equity	$(213,186)	$(195,983))

Total Debt/Equity	-1.07	-1.07

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $15,847 at June 30, 2022 and negative working capital of $213,186. There were total liabilities of $229,033 at June 30, 2022. The Company had cash and cash equivalents of $13,050 at June 30, 2021 and negative working capital of $195,983. There were total liabilities of $209,033 at June 30, 2021.

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

At June 30, 2022, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2022, and 2021

11

Boyle CPA, LLC

Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of First America Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2021, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for each of the year ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company's Ability to Continue as a Going Concern

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

Red Bank, NJ

September 23, 2021

331 Newman Springs Road                                                                                                                                                                                                                P (732) 784-1582

Building 1, 4th Floor, Suite 143                                                                                                                                                                                                          F (732) 510-0665

Red Bank, NJ 07701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Director and shareholders,

First American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of First America Resources Corporation (the “Company”) as of June 30, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

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

/s/ Victor Mokuolu, CPA PLLC

PCAOB ID: 6771 We have served as the Company’s auditor since 2022.

Houston, Texas

October 12, 2022

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15,847	$13,050
Total Current Assets	15,847	13,050

TOTAL ASSETS	$15,847	$13,050

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$100
Loan from officers	228,933	208,933
Total Current Liabilities	229,033	209,033

Total Liabilities	229,033	209,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(412,010)	(394,807)
Total stockholders' deficit	(213,186)	(195,983)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,847	$13,050

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
	Year Ended	Year Ended
	June 30,	June 30,
	2022	2021

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	17,203	17,071
Total Operating Expenses	17,203	17,071

Operating Loss	(17,203)	(17,071)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(17,203)	(17,071)

Income tax expense	-	-

Net Loss	$(17,203)	$(17,071)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2021 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	7,964,090	$7,964	$190,860	$(377,736)	$(178,912)

Net Loss	-	-	-	(17,071)	(17,071)

Balance, June 30, 2021	7,964,090	7,964	190,860	(394,807)	(195,983)

Net Loss	-	-	-	(17,203)	(17,203)

Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
	Year Ended	Year Ended
	June 30,	June 30,
	2022	2021

Operating Activities:
Net loss	$(17,203)	$(17,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
Net cash used in operating activities	(17,203)	(17,071)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	20,000	25,000
Net cash provided by financing activities	20,000	25,000

Net (decrease) in cash and cash equivalents	2,797	7,929
Cash and cash equivalents, beginning of year	13,050	5,121
Cash and cash equivalents, end of year	$15,847	$13,050

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, and 2021, there was $ 15,847 and $ 13,050 in cash and cash equivalents, respectively.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

As of June 30, 2022, and 2021, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal years ended at June 30, 2022 and 2021.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2022 and 2021, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2022 and 2021, the Company incurred $ 17,203 and $ 17,071 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2022, total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

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

JUNE 30, 2022 AND 2021

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

For the period of July 1, 2021 to June 30, 2022, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of June 30, 2022, the total loan outstanding from officer and director Jian Li is $ 228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2022, a total of 7,964,090 shares were issued and outstanding.

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

As of June 30, 2022, the Company had no revenues, a working capital deficiency of $213,186 and an accumulated deficit of $412,010.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $411,978 available to offset taxable income in future years. A net operating loss can be carried forward indefinitely but is limited to 80 percent of taxable income in any one year . The amounts reported prior was an estimate prior to filing the return and is now being trued up based on the actual NOL now that the return is filed.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

NOTE F – INCOME TAXES (CONTINUED)

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2022 and 2021, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2022	2021
Income tax recovery at statutory rate	$3,613	$3,585

Valuation allowance change	$(3,613)	$(3,585)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, 2022 and 2021, respectively, are as follows:

Net operating loss carried forward	$86,515	$82,903

Valuation allowance	$(86,515)	$(82,903)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2022.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2022 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2022, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2022. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2022 is as follows:

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

26

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2022, and June 30, 2021.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li	2022	0	0	0	0	0	0	0	0
CEO/CFO	2021	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2022.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2022

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2022.

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

For the period of July 1, 2021 to June 30, 2022, the officer and director Jian Li additionally loaned $20,000 to the Company for continually operating of the business.

As of June 30, 2022, the total loan outstanding from officer and director Jian Li is $ 228,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal year ended June 30, 2021.  Due to the 5 year limit of engagement per the PCAOB, we had to change our auditor to Victor Mokuolu, CPA PLLC. He was our independent auditor for the fiscal year ended June 30, 2022.  The following table shows the fees paid or accrued by us for the audit and other services provided by both auditors for fiscal 2022 and 2021.

	2022	2021

Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$12,000

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	October 12, 2022	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	October 12, 2022
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

