Form 10-Q
period 2022-09-30
First America Resources Corp
filed 2022-11-15
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	September 30,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$15,474	$15,847
Total Current Assets	15,474	15,847

TOTAL ASSETS	$15,474	$15,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$7,500	$100
Loan from officers	228,933	228,933
Total Current Liabilities	236,433	229,033

Total Liabilities	236,433	229,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	190,860	190,860
Accumulated deficit	(419,783)	(412,010)
Total stockholders' deficit	(220,959)	(213,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,474	$15,847

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	7,773	8,550	13,803	14,546
Total Operating Expenses	7,773	8,550	13,803	14,546

Operating Loss	(7,773)	(8,550)	(13,803)	(14,546)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(7,773)	(8,550)	(13,803)	(14,546)

Income tax expense	-	-	-	-

Net Loss	$(7,773)	$(8,550)	$(13,803)	$(14,546)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss	-	-	-	(7,773)	(7,773)

Balance, September 30, 2022	7,964,090	7,964	190,860	(419,783)	(220,959)

Balance, June 30, 2021	7,964,090	7,964	190,860	(394,807)	$(195,983)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2021	7,964,090	$7,964	$190,860	$(403,357)	$(204,533)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30,
	2022	2021

Operating Activities:
Net loss	$(7,773)	$(8,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	7,400	750
Net cash used in operating activities	(373)	(7,800)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	-	20,000
Net cash provided by financing activities	-	20,000

Net increase (decrease) in cash and cash equivalents	(373)	12,200
Cash and cash equivalents, beginning of period	15,847	13,050
Cash and cash equivalents, end of period	$15,474	$25,250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2022 and notes thereto contained in our 10-K Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, and June 30, 2022, there was $ 15,474 and $ 15,847 in cash, respectively.

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

As of September 30, 2022, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended September 30, 2022 and 2021, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended September 30, 2022 and 2021, the Company incurred $7,773 and $8,550 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2022, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2022.

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

As of September 30, 2022, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

 As of September 30, 2022, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2022, the Company had no revenues, a working capital deficiency of $220,959 and an accumulated deficit of $419,783. And as of June 30, 2022, a working capital deficiency of $213,186, and an accumulated deficit of $412,010

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $419,751 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September,
	2022	2021
Income tax recovery at statutory rate	$1,632	$1,796

Valuation allowance change	$(1,632)	$(1,796)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at September 30, 2022 and 2021, respectively, are as follows:

Net operating loss carried forward	$88,148	$84,698

Valuation allowance	$(88,148)	$(84,698)

Net deferred income tax asset	$-	$-

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

Results of Operations

For the fiscal quarter ended September 30, 2022 and 2021:

Revenue

The Company had zero sales revenue for the fiscal quarters ended September 30, 2022 and 2021.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended September 30, 2022 and 2021.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2022 and 2021, there were total of $7,773 and $8,550 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2022	2021
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	7,773	8,550
Total Expense	$7,773	$8,550

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended September 30, 2022 and 2021 due to the net operation loss in USA.

Net Loss

We incurred net losses of $7,773 and $8,550 for the quarters ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

	At September 30,	At June 30,
	2022	2022

Current Ratio	0.07	0.07
Cash	$15,474	$15,847
Working Capital	$(220,959)	$(213,186)
Total Assets	$15,474	$15,847
Total Liabilities	$236,433	$229,033

Total Equity	$(220,959)	$(213,186)

Total Debt/Equity	-1.04	-1.07

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $15,474 at September 30, 2022 and negative working capital of $220,959. There were total liabilities of $236,433 at September 30, 2022. The Company had cash and cash equivalents of $15,847 at June 30, 2022 and negative working capital of $213,186. There were total liabilities of $229,033 at June 30, 2022.

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

At September 30, 2022, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2022 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2022, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended September 30, 2022.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 15, 2022	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 15, 2022
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

