Form 10-Q
period 2022-12-31
First America Resources Corp
filed 2023-02-21
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of December 31, 2022, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET
(UNAUDITED)

	December 31,	June 30,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,601	$15,847
Total Current Assets	4,601	15,847

TOTAL ASSETS	$4,601	$15,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$100
Loan from officers	228,933	228,933
Total Current Liabilities	229,033	229,033

Total Liabilities	229,033	229,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additonal paid-in capital	190,860	190,860
Accumulated deficit	(423,256)	(412,010)
Total stockholders' deficit	(224,432)	(213,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,601	$15,847

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	3,373	2,623	11,246	11,173
Total Operating Expenses	3,373	2,623	11,246	11,173

Operating Loss	(3,373)	(2,623)	(11,246)	(11,173)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(3,373)	(2,623)	(11,246)	(11,173)

Income tax expense	-	-	-	-

Net Loss	$(3,373)	$(2,623)	$(11,246)	$(11,173)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss	-	-	-	(7,873)	(7,873)

Balance, September 30, 2022	7,964,090	7,964	190,860	(419,883)	(221,059)

Net Loss				(3,373)	(3,373)

Balance, December 31, 2022	7,964,090	$7,964	$190,860	$(423,256)	$(224,432)

Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2021	7,964,090	7,964	190,860	(403,357)	(204,533)

Net Loss				(2,623)	(2,623)

Balance, December 31, 2021	7,964,090	$7,964	$190,860	$(405,980)	$(207,156)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31,
	2022	2021

Operating Activities:
Net loss	$(11,246)	$(11,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	-	1,500
Net cash used in operating activities	(11,246)	(9,673)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Loans from shareholders	-	20,000
Net cash provided by financing activities	-	20,000

Net increase (decrease) in cash and cash equivalents	(11,246)	10,327
Cash and cash equivalents, beginning of period	15,847	13,050
Cash and cash equivalents, end of period	$4,601	$23,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022, and June 30, 2022, there was $ 4,601 and $ 15,847 in cash, respectively. The Company has no Cash Equivalents as of December 31,2022.

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

As of December 31, 2022, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended December 31, 2022 and 2021, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended December 31, 2022 and 2021, the Company incurred $3,373 and $2,623 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2022, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2022.

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

As of December 31, 2022, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of December 31, 2022, there was a total of 7,964,090 shares issued and outstanding.

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

As of December 31, 2022, the Company had no revenues, a working capital deficiency of $224,432 and an accumulated deficit of $423,256. And as of June 30, 2022, a working capital deficiency of $213,186, and an accumulated deficit of $412,010

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $423,224 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	December,
	2022	2021
Income tax recovery at statutory rate	$708	$551

Valuation allowance change	$(708)	$(551)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at December 31, 2022 and 2021, respectively, are as follows:

Net operating loss carried forward	$88,877	$85,249

Valuation allowance	$(88,877)	$(85,249)

Net deferred income tax asset	$-	$-

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

Results of Operations

For the fiscal quarter ended December 31, 2022 and 2021:

Revenue

The Company had zero sales revenue for the fiscal quarters ended December 31, 2022 and 2021.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended December 31, 2022 and 2021.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2022 and 2021, there were total of $3,373 and $2,623 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2022	2021
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	3,373	2,623
Total Expense	$3,373	$2,623

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended December 31, 2022 and 2021 due to the net operation loss in USA.

Net Loss

We incurred net losses of $3,373 and $2,623 for the quarters ended December 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

	At December 31, 2022	At June 30, 2022

Current Ratio	0.02	0.07
Cash	$4,601	$15,847
Working Capital	$(224,432)	$(213,186)
Total Assets	$4,601	$15,847
Total Liabilities	$229,033	$229,033

Total Equity	$(224,432)	$(213,186)

Total Debt/Equity	-1.02	-1.07

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $4,601 at December 31, 2022 and negative working capital of $224,432. There were total liabilities of $229,033 at December 31, 2022. The Company had cash and cash equivalents of $15,847 at June 30, 2022 and negative working capital of $213,186. There were total liabilities of $229,033 at June 30, 2022.

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

At December 31, 2022, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2022 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2022, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended December 31, 2022.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 21, 2023	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 21, 2023
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

