Form 10-Q
period 2023-03-31
First America Resources Corp
filed 2023-05-22
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

(UNAUDITED)

	March 31,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$102,378	$15,847
Total Current Assets	102,378	15,847

TOTAL ASSETS	$102,378	$15,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$199	$100
Loan from officers	228,933	228,933
Total Current Liabilities	229,132	229,033

Total Liabilities	229,132	229,033

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	190,860
Accumulated deficit	(426,078)	(412,010)
Total stockholders’ deficit	(126,754)	(213,186)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,378	$15,847

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$-	$-	$-	$-
Cost of Goods Sold	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses:
Selling, general and administrative expenses	2,822	1,700	14,068	12,873
Total Operating Expenses	2,822	1,700	14,068	12,873

Operating Loss	(2,822)	(1,700)	(14,068)	(12,873)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(2,822)	(1,700)	(14,068)	(12,873)

Income tax expense	-	-	-	-

Net Loss	$(2,822)	$(1,700)	$(14,068)	$(12,873)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss	-	-	-	(7,873)	(7,873)

Balance, September 30, 2022	7,964,090	7,964	190,860	(419,883)	(221,059)

Net Loss				(3,373)	(3,373)

Balance, December 31, 2022	7,964,090	$7,964	$190,860	$(423,256)	$(224,432)

Net Loss				(2,822)	(2,822)
Capital Contribution			$100,500		100,500

Balance, March 31, 2023	7,964,090	$7,964	$291,360	$(426,078)	$(126,754)

Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

Net Loss	-	-	-	(8,550)	(8,550)

Balance, September 30, 2021	7,964,090	7,964	190,860	(403,357)	(204,533)

Net Loss				(2,623)	(2,623)

Balance, December 31, 2021	7,964,090	$7,964	$190,860	$(405,980)	$(207,156)

Net Loss				(1,700)	(1,700)

Balance, March 31, 2022	7,964,090	7,964	$190,860	(407,680)	(208,856)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	March 31,
	2023	2022

Operating Activities:
Net loss	$(14,068)	$(12,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	99	(100)
Net cash used in operating activities	(13,969)	(12,973)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Proceeds from Shareholder contribution	100,500
Loans from shareholders	-	20,000
Net cash provided by financing activities	100,500	20,000

Net increase (decrease) in cash and cash equivalents	86,531	7,027
Cash and cash equivalents, beginning of period	15,847	13,050
Cash and cash equivalents, end of period	$102,378	$20,077

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

On March 20th, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate and trading options to nascent battery technologies here in the United States. Developments have previously been put on hold due to Geopolitical events and Covid related Shutdowns.

The Company also intends to initially purchase already income producing properties or properties that will produce rent income in a short period of time, meaning less than three months. The income will be produced by the rent that we will be receiving because we will be the owners of the properties. In order to finance future real estate investments, we plan to do additional equity financing, and in addition, we plan to sell some of the properties that we will have acquired at a higher price that we paid in order to buy them using the proceeds in order to buy new properties again at opportunistic prices. Therefore, the profits of our operations will be used in order to acquire new properties. Additionally, we are in negotiations with a battery supplier specializing in golf cart and forklift batteries for the sale and distribution in the US Markets which will result in sales revenues.

Investment goals

•	Investment portfolio diversification

•	Capital appreciation

•	A holding period of from four to eight years

Strategy and target markets

Battery sales and Distribution

Current negotiations include licensing for the sale and distribution in the US without regional restrictions for the supplier’s entire product line of batteries.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

Real Estate

It is the owner’s intention to roll in existing property(s) to be used as capital contributions for the purposes of supporting real estate sales and purchases if support of the Investment Goals stated above.

We have instructed counsel to prepare an acquisition contract for a commercial property. This property is:

600 Wissahickon Ave, Cedartown GA

☐	Description: Tract 1 -1.425 Acres, Tract 2 – 2.554 Acres and 72,000SF facility, Tract 3 – 2.724 Acres and 28,000 SF facility totaling 6.703 acres and 100,000 SF industrial facility located in the 2nd District, 4th Section of the City of Cedartown, Polk County, Georgia.
☐	Status: Unoccupied, for rent.
☐	Anticipated Mortgage: Owned Outright
☐	Owner: Value Trade, LLC
☐	Current Value: $250,000
☐	Current Mortgage Debt: Zero

We are refocusing our intention initially on acquiring similar properties. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties. We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments.

Going Concern and Plan of Operation

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not earned any profit from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, on March 20th, 2023, the company has received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate and trading options to nascent battery technologies here in the United States. Developments have previously been put on hold due to Geopolitical events and Covid related Shutdowns.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023, and June 30, 2022, there was $ 102,378 and $ 15,847 in cash, respectively. On March 20, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate options to nascent battery technologies here in the United States. The Company has no Cash Equivalents as of March 31, 2023.

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

As of March 31, 2023, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the fiscal quarters ended March 31, 2023 and 2022, there was no Cost of Goods Sold recorded.

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal quarters ended March 31, 2023 and 2022, the Company incurred $2,822 and $1,700 in operating expenses, respectively.

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

FIRST AMERICA RESOURCES CORPORATION

 NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2023, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2023.

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

As of March 31, 2023, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of March 31, 2023, there was a total of 7,964,090 shares issued and outstanding.

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

As of March 31, 2023, the Company had no revenues, a working capital deficiency of $126,754 and an accumulated deficit of $426,078. And as of June 30, 2022, a working capital deficiency of $213,186, and an accumulated deficit of $412,010

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations. However, on March 20th, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate and trading options to nascent battery technologies here in the United States. Developments have previously been put on hold due to Geopolitical events and Covid related Shutdowns.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $425,296 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	March,
	2023	2022
Income tax recovery at statutory rate	$593	$515

Valuation allowance change	$(593)	$(515)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at March 31, 2023 and 2022, respectively, are as follows:

Net operating loss carried forward	$89,312	$85,606

Valuation allowance	$(89,312)	$(85,606)

Net deferred income tax asset	$-	$-

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

On March 20th, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate options to nascent battery technologies here in the United States. Developments have previously been put on hold due to Geopolitical events and Covid related Shutdowns.

The Company also intends to initially purchase already income producing properties or properties that will produce rent income in a short period of time, meaning less than three months. The income will be produced by the rent that we will be receiving because we will be the owners of the properties. In order to finance future real estate investments, we plan to do additional equity financing, and in addition, we plan to sell some of the properties that we will have acquired at a higher price that we paid in order to buy them using the proceeds in order to buy new properties again at opportunistic prices. Therefore, the profits of our operations will be used in order to acquire new properties. Additionally, we are in negotiations with a battery supplier specializing in golf cart and forklift batteries for the sale and distribution in the US Markets which will result in sales revenues.

Investment goals

•	Investment portfolio diversification

•	Capital appreciation

•	A holding period of from four to eight years

Strategy and target markets

Battery sales and Distribution

Current negotiations include licensing for the sale and distribution in the US without regional restrictions for the suppliers entire product line of batteries.

Real Estate

It is the owner’s intention to roll in existing property(s) to be used as capital contributions for the purposes of supporting real estate sales and purchases if support of the Investment Goals stated above.

We have instructed counsel to prepare an acquisition contract for a commercial property. This property is:

600 Wissahickon Ave, Cedartown GA

☐	Description: Tract 1 -1.425 Acres, Tract 2 – 2.554 Acres and 72,000SF facility, Tract 3 – 2.724 Acres and 28,000 SF facility totaling 6.703 acres and 100,000 SF industrial facility located in the 2nd District, 4th Section of the City of Cedartown, Polk County, Georgia.
☐	Status: Unoccupied, for rent.
☐	Anticipated Mortgage: Owned Outright
☐	Owner: Value Trade, LLC
☐	Current Value: $250,000
☐	Current Mortgage Debt: Zero

We are refocusing our intention initially on acquiring similar properties. However, our ability to do so will depend upon our ability to secure additional equity financing and, if necessary or appropriate, mortgage financing on these properties. We will not acquire any property unless we believe the property will generate sufficient cash flow to cover all operating costs, including mortgage payments.

We also note that the Company is really an extension of the many years of operational history of management, as disclosed in the registration statement as follows: Our president, Jian Li, has significant real estate experience, primarily involving construction and management of various kinds of properties, specifically industrial properties of various type in multiple states. In managing properties, he oversaw purchases, approving leases, maintaining communication with villages or cities to be in compliance with all ordinances. He handled tenant complaints, interviewed perspective tenants, handled roofing issues, plumbing issues, and door issues by hiring outsourced labor. He also handled all accounting issues including maintenance of books and negotiated with banks on loans.

Results of Operations

For the fiscal quarter ended March 31, 2023 and 2022:

Revenue

The Company had zero sales revenue for the fiscal quarters ended March 31, 2023 and 2022.

Cost of Revenue

The Company had zero cost of goods sold for the fiscal quarters ended March 31, 2023 and 2022.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2023 and 2022, there were total of $2,822 and $1,700 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2023	2022
Expense
Bank Service Charges	$-	$-
License & Registration	-	-
Professional Fees	2,822	1,700
Total Expense	$2,822	$1,700

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2023 and 2022 due to the net operation loss in USA.

Net Loss

We incurred net losses of $2,822 and $1,700 for the quarters ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

	At March 31, 2023	At June 30, 2022

Current Ratio	0.45	0.07
Cash	$102,378	$15,847
Working Capital	$(126,754)	$(213,186)
Total Assets	$102,378	$15,847
Total Liabilities	$229,132	$229,033

Total Equity	$(126,754)	$(213,186)

Total Debt/Equity	-1.81	-1.07

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $102,378 at March 31, 2023 and negative working capital of $126,754. There were total liabilities of $229,132 at March 31, 2023. The Company had cash and cash equivalents of $15,847 at June 30, 2022 and negative working capital of $213,186. There were total liabilities of $229,033 at June 30, 2022.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our President and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $50,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over-the-counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over-the-counter bulletin board. Further, if we fail to meet these obligations and as a consequence, we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

At March 31, 2023, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2023 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2023, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2023.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 22, 2023	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 22, 2023
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

