Form 10-K
period 2023-06-30
First America Resources Corp
filed 2023-10-06
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

First America Resources Corporation
s(Name of small registrant as specified in its charter)

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of June 30, 2023.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2023	$.35	$.35
March 31, 2023	$.13	$.13
December 31, 2022	$.35	$.35
September 30, 2022	$.28	$.28
June 30, 2022	$.30	$.30
March 31, 2022	$.30	$.30
December 31, 2021	$.55	$.55
September 30, 2021	$.69	$.69

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

Results of Operations

For the fiscal year ended June 30, 2023 vs. June 30, 2022:

Revenue

The Company had zero sales revenue for the fiscal years ended on June 30, 2023 and 2022.

Cost of Revenue

For the fiscal years ended June 30, 2023 and 2022, there was no Cost of Goods Sold recorded.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2023 and 2022, there were total of $19,121 and $17,203 operating expenses, respectfully.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2023	2022
Expense
License & Registration	$1,020	$930
Professional Fees	18,101	16,273
Total Expense	$19,121	$17,203

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2023 and 2022 due to the net operation loss in USA.

Net Loss

We incurred net losses of $19,121 and $17,203 for the fiscal years ended June 30, 2023 and 2022, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2023	2022

Current Ratio	972.76	158.47
Cash	$97,226	$15,847
Working Capital	$97,126	$15,747
Total Assets	$97,226	$15,847
Total Liabilities	$229,033	$229,033

Total Equity	$(131,807)	$(213,186)

Total Debt/Equity	-1.74	-1.07

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $97,226 at June 30, 2023 and working capital of $97,126. There were total liabilities of $229,033 at June 30, 2023. The Company had cash and cash equivalents of $15,847 at June 30, 2022 and negative working capital of $15,747. There were total liabilities of $229,033 at June 30, 2022.

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

At June 30, 2023, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Director and shareholders,

First American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First America Resources Corporation (the “Company”) as of June 30, 2023, and June 30, 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2023, and June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for each of the years ended June 30, 2023 and June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note E to the financial statements, the Company’s continuing operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans are also described in Note E. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company's financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Houston, Texas

October 06, 2023

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$97,226	$15,847
Total Current Assets	97,226	15,847

TOTAL ASSETS	$97,226	$15,847

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$100	$100

Total Current Liabilities	100	100
Long Term Liabilities: Loan from Officers	228,933	228,933
Total Liabilities	229,033	229,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	190,860
Accumulated deficit	(431,131)	(412,010)
Total stockholders' deficit	(131,807)	(213,186)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$97,226	$15,847

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2023	2022

Revenues	$-	$-
Cost of Goods Sold	-	-
Gross Profit	-	-

Operating Expenses:
Selling, general and administrative expenses	19,121	17,203
Total Operating Expenses	19,121	17,203

Operating Loss	(19,121)	(17,203)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(19,121)	(17,203)

Income tax expense	-	-

Net Loss	$(19,121)	$(17,203)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	7,964,090	$7,964	$190,860	$(394,807)	$(195,983)

Net Loss	-	-	-	(17,203)	(17,203)

Balance, June 30, 2022	7,964,090	7,964	190,860	(412,010)	(213,186)

Net Loss / Cash Investment			100,500	(19,121)	81,379

Balance, June 30, 2023	7,964,090	$7,964	$291,360	$(431,131)	$(131,807)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2023	2022

Operating Activities:
Net loss	$(19,121)	$(17,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable
Net cash used in operating activities	(19,121)	(17,203)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital	100,500
Loans from shareholders	-	20,000
Net cash provided by financing activities	100,500	20,000

Net increase (decrease) in cash and cash equivalents	81,379	2,797
Cash and cash equivalents, beginning of period	15,847	13,050
Cash and cash equivalents, end of period	$97,226	$15,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

Investment goals

●	Investment portfolio diversification

●	Capital appreciation

●	A holding period of from four to eight years

Strategy and target markets

Battery sales and Distribution

Current negotiations include licensing for the sale and distribution in the US without regional restrictions for the supplier’s entire product line of batteries.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE A - BUSINESS DESCRIPTION (CONTINUED)

Real Estate

It is the owner’s intention to roll in existing property(s) to be used as capital contributions for the purposes of supporting real estate sales and purchases if support of the Investment Goals stated above.

We have instructed counsel to prepare an acquisition contract for a commercial property.   This property is:

600 Wissahickon Ave, Cedartown GA

●

Description: Tract 1 -1.425 Acres, Tract 2 – 2.554 Acres and 72,000SF facility, Tract 3 – 2.724 Acres and 28,000 SF facility totaling 6.703 acres and 100,000 SF industrial facility located in the 2nd District, 4th Section of the City of Cedartown, Polk County, Georgia.

●	Status: Unoccupied, for rent.

●	Anticipated Mortgage: Owned Outright
●	Owner: Value Trade, LLC

●	Current Value: $250,000
●	Current Mortgage Debt: Zero

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023, and 2022, there was $ 97,226 and $ 15,847 in cash and cash equivalents, respectively.  On March 20, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate options to nascent battery technologies here in the United States.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

As of June 30, 2023, and 2022, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had zero revenue for the fiscal years ended at June 30, 2023 and 2022.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the year ended June 30, 2023 and 2022, there was no Cost of Goods Sold recorded.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the year ended June 30, 2023 and 2022, the Company incurred $ 19,121 and $ 17,203 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2023, total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2023.

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

JUNE 30, 2023 AND 2022

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

As of June 30, 2023, the total loan outstanding from officer and director Jian Li is $ 228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2023, a total of 7,964,090 shares were issued and outstanding.

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

As of June 30, 2023, the Company had no revenues, working capital  of $97,126 and an accumulated deficit of $431,131.

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

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $431,099 available to offset taxable income in future years.  A net operating loss can be carried forward indefinitely but is limited to 80 percent of taxable income in any one year . The amounts reported prior was an estimate prior to filing the return and is now being trued up based on the actual NOL now that the return is filed.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2023 AND 2022

NOTE F – INCOME TAXES (CONTINUED)

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2023 and 2022, respectively. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	2023	2022
Income tax recovery at statutory rate	$4,015	$3,613

Valuation allowance change	$(4,015)	$(3,613)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, 2023 and 2022, respectively, are as follows:

Net operating loss carried forward	$90,537	$86,515

Valuation allowance	$(90,537)	$(86,515)

Net deferred income tax asset	$-	$-

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2023.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2023 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2023, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2023. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2023 is as follows:

Name	Age	Position
Jian Li	63	Chairman, CEO and CFO

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

(4)

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) of this section, or to be associated with persons engaged in any such activity;

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2023, and June 30, 2022.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li	2023	0	0	0	0	0	0	0	0
CEO/CFO	2022	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2023.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2023

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

Director Compensation for fiscal year ended June 30, 2023

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2023.

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

As of June 30, 2023, the total loan outstanding from officer and director Jian Li is $ 228,933.

Director Independence

Our board of directors has determined that we do not have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal year ended June 30, 2021.  Due to the 5 year limit of engagement per the PCAOB, we had to change our auditor to Victor Mokuolu, CPA PLLC. He was our independent auditor for the fiscal year ended June 30, 2023.  The following table shows the fees paid or accrued by us for the audit and other services provided by both auditors for fiscal 2023 and 2022.

	2023	2022
Audit Fees	$12,500	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$12,500	$12,000

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

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	October 6, 2023	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	October 6, 2023
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

Exhibit 101

Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) the Notes to the Financial Statements.**

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

