Form 10-Q/A
period 2023-09-30
First America Resources Corp
filed 2024-04-12
CIK 1525306

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

EXPLANATORY NOTE

First America Resources Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A’) to amend its Quarterly Report on Form 10-Q for the first quarter ended September 30, 2023; filed with the United States Securities and Exchange Commission on May 22, 2023 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure on the cover page wherein the Company had erroneously checked the box indicating that it was not a shell when it continued to be a shell company. The Company has also checked the small reporting company since it is.

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

