Form 10-Q
period 2024-03-31
First America Resources Corp
filed 2024-05-16
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	March 31,	June 30,
	2024 Unaudited	2023 Audited
ASSETS
Current assets:
Cash and cash equivalents	$43,006	$97,226
Prepaid Expense	25,000
Accounts Receivable	$-
Total Current Assets	68,006	97,226

TOTAL ASSETS	$68,006	$97,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,412	$100
Loan from officers	228,933	228,933
Total Current Liabilities	232,345	229,033

Total Liabilities	232,345	229,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	291,360
Accumulated deficit	(463,663)	(431,131)
Total stockholders' deficit	(164,339)	(131,807)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68,006	$97,226

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024 Unaudited	2023 Unaudited	2024 Unaudited	2023 Unaudited

Revenues	$-	$-	$3,920	$-
Cost of Goods Sold	-	-	13,369	-
Gross Profit	-	-	(9,449)	-

Operating Expenses:
Selling, general and administrative expenses	7,400	2,822	23,083	14,068
Total Operating Expenses	7,400	2,822	23,083	14,068

Operating Loss	(7,400)	(2,822)	(32,532)	(14,068)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(7,400)	(2,822)	(32,532)	(14,068)

Income tax expense	-	-	-	-

Net Loss	$(7,400)	$(2,822)	$(32,532)	$(14,068)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	7,964,090	$7,964	$291,360	$(431,131)	$(131,807)

Net Loss	-	-	-	(13,666)	(13,666)

Balance, September 30, 2023	7,964,090	7,964	291,360	(444,797)	(145,473)

Net Loss				(11,466)	(11,466)

Balance, December 31, 2023	7,964,090	$7,964	$291,360	$(456,263)	$(156,939)

Net Loss				(7,400)	(7,400)

Balance, March 31, 2024	7,964,090	$7,964	$291,360	$(463,663)	$(164,339)

Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss	-	-	-	(7,873)	(7,873)

Balance, September 30, 2022	7,964,090	7,964	190,860	(419,883)	(221,059)

Net Loss				(3,373)	(3,373)

Balance, December 31, 2022	7,964,090	$7,964	$190,860	$(423,256)	$(224,432)

Add’l Paid in Capital Contrib			100,500		100,500
Net Loss				(2,822)	(2,822)

Balance, March 31, 2023	7,964,090	7,964	$291,360	(426,078)	(126,754)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,
	2024 Unaudited	2023 Unaudited

Operating Activities:
Net loss	$(32,532)	$(14,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	$0
(Increase) decrease in Prepaid Items	(25,000)
Increase (decrease) in accounts payable	3,312	99
Net cash used in operating activities	(54,220)	(13,969)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital		100,500
Loans from shareholders	-
Net cash provided by financing activities	-	100,500

Net increase (decrease) in cash and cash equivalents	(54,220)	86,531
Cash and cash equivalents, beginning of period	97,226	15,847
Cash and cash equivalents, end of period	$43,006	$102,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no Cash Equivalents as of March 31, 2024.

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

As of  March 31, 2024, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the quarter ended  March 31, 2024and 2023, there was $0 in Cost of Goods Sold.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of  March 31, 2024, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31,2024.

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

As of March 31, 2024, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001. On May 10, 2010, the Company was incorporated in the State of Nevada. As of March 31, 2024, there was a total of 7,964,090 shares issued and outstanding.

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

As of  March 31, 2024, the Company had $0 in revenues, a working capital deficiency of $164,339 and an accumulated deficit of $463,663. And as of June 30, 2023, a working capital deficiency of $131,807, and an accumulated deficit of $431,131.

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

NOTE F - INCOME TAXES

The Company has a net operating loss carried forward of $463,663 available to offset taxable income in future years which commence expiring in fiscal 2032.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	March 31
	2024	2023
Income tax recovery at statutory rate	$1,554	$593

Valuation allowance change	$(1,554)	$(593)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at  March 31, 2024 and 2023, respectively, are as follows:

Net operating loss carried forward	$97,363	$89,312

Valuation allowance	$(97,363)	$(89,312)

Net deferred income tax asset	$-	$-

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

Results of Operations

For the fiscal quarter ended March 31, 2024 and 2023:

Revenue

The Company sales revenue for the fiscal quarters ended March 31, 2024 and 2023 was $0 and $0 respectively.

Cost of Revenue

The Company cost of goods sold for the fiscal quarters ended March 31, 2024 and 2023 was $0 and $0 respectively

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2024 and 2023, there were total of $7,400 and $2,822 operating expenses, respectively.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31
	2024	2023
Expense
Bank Service Charges	$100	$-
License & Registration	-	-
Professional Fees	7,300	2,822
Meals and Entertainment	0	0
Total Expense	$7,400	$2,822

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the quarters ended March 31, 2024 and 2023 due to the net operation loss in USA.

Net Loss

We incurred net losses of $7,400 and $2,822 for the quarters ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

	At March 31 2024	At June 30, 2023

Current Ratio	.29	0.42
Cash	$43,006	$97,226
Working Capital	$(164,339)	$(131,807)
Total Assets	$68,006	$97,226
Total Liabilities	$232,345	$229,033

Total Equity	$(164,339)	$(131,807)

Total Debt/Equity	-1.39	-1.74

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $43,006 at  March 31, 2024 and negative working capital of $164,339. There were total liabilities of $232,345 at  March 31, 2024. The Company had cash and cash equivalents of $97,226 at June 30, 2023 and negative working capital of $131,807. There were total liabilities of $229,033 at June 30, 2023.

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

At  March 31, 2024, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at  March 31, 2024 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at  March 31, 2024, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the three months ended March 31, 2024.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 15, 2024	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 15, 2024
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

