Form 10-Q/A
period 2024-03-31
First America Resources Corp
filed 2024-06-06
CIK 1525306

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

EXPLANATORY NOTE

First America Resources Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q/A, Amendment No. 1 (the “Quarterly Report on Form 10-Q/A’) to amend its Quarterly Report on Form 10-Q for the third quarter ended March 31, 2024; filed with the United States Securities and Exchange Commission on May 16, 2024 (the “Original Report”). The purpose of this Quarterly Report on Form 10-Q/A is to amend our disclosure on the cover page wherein the Company had erroneously checked the box indicating that it was not a shell when it continued to be a shell company. The Company has also updated the Certifications of the CEO, Exhibits 31.1 and 31.2. The Company has also eliminated references in Item 1, Notes to the Financial Statements, Note 1, and  Item 2 related to a certain property in Cedartown, Georgia, that was not acquired and the acquisition of which is no longer contemplated.

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

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2024 AND 2023 (Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	7,964,090	$7,964	$291,360	$(431,131)	$(131,807)

Net Loss	-	-	-	(13,666)	(13,666)

Balance, September 30, 2023	7,964,090	7,964	291,360	(444,797)	(145,473)

Net Loss				(11,466)	(11,466)

Balance, December 31, 2023	7,964,090	$7,964	$291,360	$(456,263)	$(156,939)

Net Loss				(7,400)	(7,400)

Balance, March 31, 2024	7,964,090	$7,964	$291,360	$(463,663)	$(164,339)

Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss	-	-	-	(7,873)	(7,873)

Balance, September 30, 2022	7,964,090	7,964	190,860	(419,883)	(221,059)

Net Loss				(3,373)	(3,373)

Balance, December 31, 2022	7,964,090	$7,964	$190,860	$(423,256)	$(224,432)

Add’l Paid in Capital Contrib			100,500		100,500
Net Loss				(2,822)	(2,822)

Balance, March 31, 2023	7,964,090	7,964	$291,360	$(426,078)	$(126,754)

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	June 5, 2024	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	June 5, 2024
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

