Form 10-K
period 2024-06-30
First America Resources Corp
filed 2024-09-30
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 7,964,090 shares as of September 27, 2024

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock is quoted on the Over-The-Counter Markets under the symbol “FSTJ.”

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

June 30, 2024	$.18	$.18
March 31, 2024	$.18	$.18
December 31, 2023	$.21	$.21
September 30, 2023	$.26	$.26
June 30, 2023	$.35	$.35
March 31, 2023	$.13	$.13
December 31, 2022	$.35	$.35
September 30, 2022	$.28	$.28

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

Results of Operations

For the fiscal year ended June 30, 2024 vs. June 30, 2023:

Revenue

The Company had $3,920 and $0 sales revenue for the fiscal years ended on June 30, 2024 and 2023 respectively.

Cost of Revenue

For the fiscal years ended June 30, 2024 and 2023, there was $13,369 and $ 0 Cost of Goods Sold recorded respectively.

Expense

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal year ended June 30, 2024 and 2023, there were total of $31,382 and $19,121 operating expenses, respectively.

Detail is shown in the below table:

	Year Ended June 30,	Year Ended June 30,
	2024	2023
Expense
License & Registration	$2,807	$1,020
Professional Fees	28,575	18,101
Total Expense	$31,382	$19,121

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in USA for the fiscal years ended June 30, 2024 and 2023 due to the net operation loss in USA.

Net Loss

We incurred net losses of $40,831 and $19,121 for the fiscal years ended June 30, 2024 and 2023, respectfully.

Foreign Currency Translation

The Company has determined the United States dollars to be its functional currency for First America Resources Corporation. There were no foreign currency translation effects on our financial presentation.

Liquidity and Capital Resources

	At June 30,	At June 30,
	2024	2023

Current Ratio	17.03	972.26
Cash	$34,807	$97,226
Working Capital	$56,295	$97,126
Total Assets	$59,807	$97,226
Total Liabilities	$232,445	$229,033

Total Equity	$(172,638)	$(131,807)

Total Debt/Equity	-1.33	-1.74

Current Ratio = Current Asset / Current Liabilities

Working Capital = Current asset - Current Liabilities

Total Debt / Equity = Total Loans from Officers / Total Shareholders' Equity

The Company had cash and cash equivalents of $34,807 at June 30, 2024 and working capital of $56,295. There were total liabilities of $232,445 at June 30, 2024. The Company had cash and cash equivalents of $97,226 at June 30, 2023 and working capital of $97,126. There were total liabilities of $229,033 at June 30, 2023.

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

At June 30, 2024, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

As of June 30, 2024, and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Director and shareholders,

First American Resources Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of First America Resources Corporation (the “Company”) as of June 30, 2024, and June 30, 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended June 30, 2024, and June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the years ended June 30, 2024 and June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

September 30, 2024

FIRST AMERICA RESOURCES CORPORATION
BALANCE SHEET

	June 30,	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$34,807	$97,226
Prepaid Services	25,000
Total Current Assets	$59,807	$97,226

TOTAL ASSETS	$59,807	$97,226

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,512	$100

Total Current Liabilities	3,512	100
Long Term Liabilities: Loan from Officers	228,933	228,933
Total Liabilities	232,445	229,033

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	291,360
Accumulated deficit	(471,962)	(431,131)
Total stockholders' deficit	(172,638)	(131,807)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,807	$97,226

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Year Ended
	June 30,
	2024	2023

Revenues	$3,920	$-
Cost of Goods Sold	13,369
Gross Profit	(9,449)

Operating Expenses:
Selling, general and administrative expenses	31,382	19,121
Total Operating Expenses	31,382	19,121

Operating Loss	(40,831)	(19,121)

Other income
Investment income
Total Other Income

Loss before income taxes	(40,831)	(19,121)

Income tax expense

Net Loss	$(40,831)	$(19,121)

Net Loss per Common Share- Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	7,964,090	$7,964	$190,860	$(412,010)	$(213,186)

Net Loss/Cash Investment	-	-	100,500	(19,121)	81,379

Balance, June 30, 2023	7,964,090	7,964	291,360	(431,131)	(131,807)

Net Loss / Cash Investment				(40,831)	(40,831)

Balance, June 30, 2024	7,964,090	$7,964	$291,360	$(471,962)	$(172,638)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF CASH FLOWS

	Year Ended
	June 30,
	2024	2023

Operating Activities:
Net loss	$(40,831)	$(19,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in Prepaid Services	(25,000)
Increase (decrease) in accounts payable	3,412
Net cash used in operating activities	(62,419)	(19,121)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital		100,500
Loans from shareholders	-	-
Net cash provided by financing activities		100,500

Net increase (decrease) in cash and cash equivalents	(62,419)	81,379
Cash and cash equivalents, beginning of period	97,226	15,847
Cash and cash equivalents, end of period	$34,807	$97,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements reflect the assets, liabilities, revenues, and expenditures of the Company on the accrual basis of accounting.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024, and 2023, there was $ 34,807 and $ 97,226 in cash and cash equivalents, respectively.  On March 20, 2023, the company received a cash infusion of $100,500 from its President, Mr. Jian Li to fully develop its business model of offering real estate options to nascent battery technologies here in the United States.

Liabilities

As of June 30, 2024, and 2023, there was $232,445 and $229,033 in liabilities, respectively.  Most liabilities were related to the loan from Mr. Jian Li.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

As of June 30, 2024, and 2023, the Company only issued one type of shares, i.e., common shares. There are no other types of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

The Company had $3,920 and $0 sales revenue for the fiscal years ended on June 30, 2024 and 2023 respectively.

Cost of Goods Sold

Cost of Goods Sold included the purchase cost of the product sold, freight and shipping expense, custom fees, and merchant account fees.

For the fiscal years ended June 30, 2024, and 2023, there was $13,369 and $ 0 Cost of Goods Sold recorded respectively.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses, mainly accounting and auditing fees, legal fees, SEC filing fees, and other professional fees.

For the fiscal year ended June 30, 2024, and 2023, there were total of $31,382 and $19,121 operating expenses, respectively.

Operating Leases

After February 6, 2013, the Company moved to the new address located at 1000 E. Armstrong St., Morris, IL 60450. There was no lease signed between the Company and the property owner, Jian Li, who is also the majority shareholder of the Company.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of June 30, 2024, total 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

________

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of June 30, 2024.

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

JUNE 30, 2024 AND 2023

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

As of June 30, 2024, the total loan outstanding from officer and director Jian Li is $ 228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001.

On May 10, 2010, the Company was incorporated in the State of Nevada.

As of June 30, 2024, a total of 7,964,090 shares were issued and outstanding.

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

 The Company incurred a net loss of $40,831 in year ended June 30, 2024 compared to $19,121 in year ended June 30, 2023.  As of June 30, 2024, the Company had a deficit in stockholders’ equity of $471,962. In addition, the Company currently had not generated sufficient revenue. Together, these factors raised substantial doubt regarding the Company’s ability to continue as a going concern at June 30, 2024

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F – INCOME TAXES

The Company has a net operating loss carried forward of $471,962 available to offset taxable income in future years.  A net operating loss can be carried forward indefinitely but is limited to 80 percent of taxable income in any one year . The amounts reported prior was an estimate prior to filing the return and is now being trued up based on the actual NOL now that the return is filed.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

NOTE F – INCOME TAXES (CONTINUED)

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction for the years ended June 30, 2024 and 2023, respectively. The deferred tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

Deferred Tax	2024	2023
Income tax recovery at statutory rate on net operating loss	$8,575	$4,015

Valuation allowance change	$(8,575)	$(4,015)

Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities at June 30, 2024 and 2023, respectively, are as follows:

Net operating loss carried forward	$99,105	$90,537

Valuation allowance	$(99,105)	$(90,537)

Net deferred income tax asset	$-	$-

NOTE G – SUBSEQUENT EVENTS

The Company has evaluated subsequent events up to the date on which the financial statements are issued. The Company’s evaluation noted no subsequent events that require adjustment to, or disclosure in, these financial statements.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon such evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were not effective. This conclusion by the Company’s Chief Executive Officer/Chief Financial Officer does not relate to reporting periods after June 30, 2024.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of June 30, 2024, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2024. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Effective January 5, 2017, Tzongshyan George Sheu resigned as Vice President, Secretary and Director of the Company. Our director and executive officer at June 30, 2024 is as follows:

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

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended June 30, 2024, and June 30, 2023.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li	2024	0	0	0	0	0	0	0	0
CEO/CFO	2023	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information for our executive officer concerning unexercised options, stock that has not vested, and equity incentive plan awards as of fiscal year ended June 30, 2024.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END JUNE 30, 2024

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

Director Compensation for fiscal year ended June 30, 2024

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the shareholder named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 7,964,090 shares of common stock outstanding as of June 30, 2024.

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

Item 14. Principal Accountant Fees and Services

Boyle CPA, LLC was our independent auditor for the fiscal year ended June 30, 2021.  Due to the 5 year limit of engagement per the PCAOB, we had to change our auditor to Victor Mokuolu, CPA PLLC. He was our independent auditor for the fiscal year ended June 30, 2024.  The following table shows the fees paid or accrued by us for the audit and other services provided by both auditors for fiscal 2024 and 2023.

	2024	2023
Audit Fees	$11,500	$12,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,500	$12,500

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	September 30, 2024	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	September 30, 2024
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

