Form 10-Q
period 2024-09-30
First America Resources Corp
filed 2024-11-21
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

	September 30,	June 30,
	2024 Unaudited	2024 Audited
ASSETS
Current assets:
Cash and cash equivalents	$34,207	$34,807
Prepaid Expense	25,000	25,000
Total Current Assets	59,207	59,807

TOTAL ASSETS	$59,207	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,162	$3,512
Loan from officers	228,933	228,933
Total Current Liabilities	233,095	232,445

Total Liabilities	233,095	232,445

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	291,360
Accumulated deficit	(473,212)	(471,962)
Total stockholders' deficit	(173,888)	(172,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$59,207	$59,807

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	September 30,
	2024	2023

Revenues	$-	$3,920
Cost of Goods Sold		13,369
Gross Profit		(9,449)

Operating Expenses:
Selling, general and administrative expenses	1,250	4,217
Total Operating Expenses	1,250	4,217

Operating Loss	(1,250)	(13,666)

Other income
Investment income	-	-
Total Other Income	-	-

Loss before income taxes	(1,250)	(13,666)

Income tax expense	-	-

Net Loss	$(1,250)	$(13,666)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	7,964,090	$7,964	$291,360	$(471,962)	$(172,638)

Net Loss	-	-	-	(1,250)	(1,250)

Balance, September 30, 2024	7,964,090	7,964	291,360	(473,212)	(173,888)

Balance, June 30, 2023	7,964,090	7,964	291,360	(431,131)	$(131,807)

Net Loss	-	-	-	(13,666)	(13,666)

Balance, September 30, 2023	7,964,090	$7,964	$291,360	$(444,797)	$(145,473)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

	Three Months Ended
	September 30,
	2024 Unaudited	2023 Unaudited

Operating Activities:
Net loss	$(1,250)	$(13,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	$0	(3,920)
(Increase) decrease in Prepaid Items
Increase (decrease) in accounts payable	650	3,412
Net cash used in operating activities	(600)	(14,174)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital
Loans from shareholders	-
Net cash provided by financing activities	-

Net increase (decrease) in cash and cash equivalents	(600)	(14,174)
Cash and cash equivalents, beginning of period	34,807	97,226
Cash and cash equivalents, end of period	$34,207	$83,052

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements of the Company for the year ended June 30, 2024 and notes thereto contained in our 10-K Annual Report.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no Cash Equivalents as of September 30, 2024.

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

As of September 30, 2024, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the quarter ended September 30, there was $0 in 2024 and $13,369 in 2023 in Cost of Goods Sold.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of September 30, 2024, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of September 30, 2024.

Loans From Officer/Shareholder

From the period of April 1, 2012, to February 28, 2013, the former company officer, Keming Li, loaned $25,787 to First America Resources Corporation (formerly known as Golden Oasis New Energy Group Inc.) without interest and without written agreement. The payment term is on demand.

On February 6, 2013, Mr. Keming Li sold his shares to Mr. Jian Li, and Mr. Jian Li became the loan holder for all the prior loans advanced by the former officer, Mr. Keming Li. As of March 31, 2013, the total loans from shareholder or officer were $25,787.

For the period of April 1, 2013, to June 30, 2019, the officer and director Jian Li additionally loaned $136,146 to the Company for continually operating of the business.

For the period of July 1, 2019, to June 30, 2020, the officer and director Jian Li additionally loaned $22,000 to the Company for continually operating of the business.

For the period of July 1, 2020, to June 30, 2021, the officer and director Jian Li additionally loaned $25,000 to the Company for continually operating of the business.

For the period of July 1, 2021, to December 31, 2021, the officer and director Jian Li additionally loaned 20,000 to the Company for continually operating of the business.

As of September 30, 2024, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D - SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001. On May 10, 2010, the Company was incorporated in the State of Nevada. As of September 30, 2024, there was a total of 7,964,090 shares issued and outstanding.

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

As of September 30, 2024, the Company had $0 in revenues, a working capital deficiency of $173,888 and an accumulated deficit of $473,212. And as of June 30, 2024, a working capital deficiency of $172,638, and an accumulated deficit of $471,962.

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

NOTE F - INCOME TAXES

The Company has a net operating loss carried forward of $473,022 available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Three Months Ended
	September 30,
Deferred Tax	2024	2023
Income tax recovery at statutory rate	$263	$2,870
Valuation allowance change	$(263)	$(2,870)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as at September 30, 2024 and 2023, respectively, are as follows:

Net operating loss carried forward	$99,335	$93,401
Valuation Allowance	$(99,335)	$(93,401)
Net deferred income tax asset	$0	$0

Note: The Net Operating Loss Carryforward was adjusted to agree to the NOL on the tax return. The NOL for the last fiscal year previously was an estimate based on the book P&L.

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

Also, in August / September 2023, we received $160,992 of battery inventory from Vestwoods Technology Limited. We were experimenting with selling this type of product. The product did not need to be paid for 6 months and could be returned if the company found no market for this product. To this point, we have sold only 2 inverters out of this inventory in September for total Revenue of $3,920. In September, it was decided to return the remaining consignment inventory as we have not found a significant market in which to sell.

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

Results of Operations

For the fiscal quarter ended September 30, 2024, and 2023:

Revenue

The Company sales revenue for the fiscal quarters ended September 30, 2024, and 2023 was $0 and $3,920 respectively.

Cost of Revenue

The Company cost of goods sold for the fiscal quarters ended September 30, 2024, and 2023 was $0 and $13,369 respectively

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended September 30, 2024, and 2023, there were total of $1,250 and $4,217 operating expenses, respectively.

4

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	September 30,	September 30,
	2024	2023
Expense
Bank Service Charges	$100	$97
License & Registration	-	-
Professional Fees	1,150	4,120

Total Expense	$1,250	$4,217

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the quarters ended September 30, 2024, and 2023 due to the net operation loss in USA.

Net Loss

We incurred net losses of $1,250 and $13,666 for the quarters ended September 30, 2024, and 2023, respectively.

Liquidity and Capital Resources

	At September 30, 2024	At June 30, 2024

Current Ratio	.25	0.26
Cash	$34,207	$34,807
Working Capital	$(173,888)	$(172,638)
Total Assets	$59,207	$59,807
Total Liabilities	$233,095	$232,445

Total Equity	$(173,888)	$(172,638)

Total Debt/Equity	-1.32	-1.33

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $34,207 on September 30, 2024, and negative working capital of $173,888. There were total liabilities of $233,095 on September 30, 2024. The Company had cash and cash equivalents of $34,807 on June 30, 2024, and negative working capital of $172,638. There were total liabilities of $232,445 on June 30, 2024.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our President and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $50,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over-the-counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over-the-counter bulletin board. Further, if we fail to meet these obligations and consequently, we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

At September 30, 2024, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2024 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at September 30, 2024, our disclosure controls and procedures are not effective.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	November 21, 2024	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	November 21, 2024
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

