Form 10-Q
period 2024-12-31
First America Resources Corp
filed 2025-02-19
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 19, 2025 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

	December 31,	June 30,
	2024 Unaudited	2024 Audited
ASSETS
Current assets:
Cash and cash equivalents	$25,049	$34,807
Prepaid Expense	0	25,000
Total Current Assets	25,049	59,807

TOTAL ASSETS	$25,049	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,912	$3,512
Loan from officers	228,933	228,933
Total Current Liabilities	232,845	232,445

Total Liabilities	232,845	232,445

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	291,360
Accumulated deficit	(507,120)	(471,962)
Total stockholders' deficit	(207,796)	(172,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$25,049	$59,807

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024 Unaudited	2023 Audited	2024 Unaudited	2023 Audited

Revenues	$-	$-	$-	$3,920
Cost of Goods Sold	-	-		13,369
Gross Profit	-	-		(9,449)

Operating Expenses:
Selling, general and administrative expenses	33,908	11,466	35,158	15,683
Total Operating Expenses	33,908	11,466	35,158	15,683

Operating Loss	(33,908)	(11,466)	(35,158)	(25,132)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(33,908)	(11,466)	(35,158)	(25,132)

Income tax expense	-	-	-	-

Net Loss	$(33,908)	$(11,466)	$(35,158)	$(25,132)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS & SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2024	7,964,090	$7,964	$291,360	$(471,962)	$(172,638)

Net Loss	-	-	-	(1,250)	(1,250)

Balance, September 30, 2024	7,964,090	7,964	291,360	(473,212)	(173,888)

Net Loss				(33,908)	(33,908)

Balance, December 31, 2024	7,964,090	$7,964	$291,360	$(507,120)	$(207,796)

Balance, June 30, 2023	7,964,090	$7,964	$291,360	$(431,131)	$(131,807)

Net Loss	-	-	-	(13,666)	(13,666)

Balance, September 30, 2023	7,964,090	7,964	291,360	(444,797)	(145,473)

Net Loss				(11,466)	(11,466)

Balance, December 31, 2023	7,964,090	$7,964	$291,360	$(456,263)	$(156,939)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,
	2024 Unaudited	2023 Unaudited

Operating Activities:
Net loss	$(35,158)	$(25,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	$0	0
(Increase) decrease in Prepaid Items	25,000
Increase (decrease) in accounts payable	400	3,312
Net cash used in operating activities	(9,758)	(21,820)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital
Loans from shareholders	-
Net cash provided by financing activities	-

Net increase (decrease) in cash and cash equivalents	(9,758)	(21,820)
Cash and cash equivalents, beginning of period	34,807	97,226
Cash and cash equivalents, end of period	$25,049	$75,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

Real Estate

It is the owner’s intention to roll in existing property(s) to be used as capital contributions for the purpose of supporting real estate sales and purchases if support of the Investment Goals stated above.

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

Footnote Disclosure of Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no Cash Equivalents as of December 31, 2024.

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

As of December 31, 2024, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the quarter ended December 31, there was $0 in 2024 and $0 in 2023 in Cost of Goods Sold. For the six months ended December 31, 2024 & 2023 there was $0 in 2024 and $13,369 in 2023.

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

The FASB issued ASU 2023-07 on November 27, 2023, which is intended to improve reportable segment disclosure requirements. Under previous guidance, while entities were required to disclose segment revenue and measure of profit or loss, there has been limited disclosure around the reporting of segment expenses. In addition to enhanced disclosures about significant segment expenses, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the requirements of the expanded segment disclosures as of December 31, 2024.

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of December 31, 2024, a total of 6,388,010 shares were issued to officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of December 31, 2024.

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

As of December 31, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D – SHAREHOLDERS ’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001. On May 10, 2010, the Company was incorporated in the State of Nevada. As of December 31, 2024, there was a total of 7,964,090 shares issued and outstanding.

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

As of December 31, 2024, the Company had $0 in revenues, a working capital deficiency of $207,796 and an accumulated deficit of $507,120. And as of June 30, 2024, a working capital deficiency of $172,638, and an accumulated deficit of $471,962.

The Company’s lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern. Management’s plans are to acquire FAMCe (formerly known as First America Metal Corporation), a company owned primarily by Mr. Jian Li, or another operating company. FAMCe has annual revenue exceeding $20 million and has shown to be a profitable business. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if the Company is unable to generate significant revenue or secure financing, then the Company may be required to cease or curtail its operations.

NOTE F - INCOME TAXES

The Company has a net operating loss carried forward of $506,930 available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Six Months Ended
	December 31,
Deferred Tax	2024	2023
Income tax recovery at statutory rate	$7,121	$2,408
Valuation allowance change	$(7,121)	$(2,408)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as at December 31, 2024 and 2023, respectively, are as follows:

Net operating loss carried forward	$106,455	$95,809
Valuation Allowance	$(106,455)	$(95,809)
Net deferred income tax asset	$0	$0

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

Results of Operations

For the fiscal quarter and the Six Months ended December 31, 2024, and 2023:

Revenue

The Company sales revenue for the fiscal quarters ended December 31, 2024, and 2023 was $0 and $0 respectively.  For the 6 Months ended December 31, 2024 and 2023 $0 and $3,920 respectively.

Cost of Revenue

The Company cost of goods sold for the fiscal quarters ended December 31, 2024, and 2023 was $0 and $0 respectively while cost of goods sold for the Six Months ended December 31, 2024, and 2023 was $0 and $13,369.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended December 31, 2024, and 2023, there were a total of $33,908 and $11,466 operating expenses, respectively. For the Six Months ended December 31, 2024 and 2023 there was $35,158 and $15,683.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2024	2023
Expense
Bank Service Charges	$75	$100
License & Registration	-	-
Professional Fees	33,833	11,366

Total Expense	$33,908	$11,466

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the quarters ended December 31, 2024, and 2023 due to the net operation loss in USA.

Net Loss

We incurred net losses of $33,908 and $11,466 for the quarters ended December 31, 2024, and 2023, respectively.

Liquidity and Capital Resources

	At December 31, 2024	At June 30, 2024

Current Ratio	.11	0.26
Cash	$25,049	$34,807
Working Capital	$(207,796)	$(172,638)
Total Assets	$25,049	$59,807
Total Liabilities	$232,845	$232,445

Total Equity	$(207,796)	$(172,638)

Total Debt/Equity	-1.10	-1.33

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

The Company had cash and cash equivalents of $25,049 on December 31, 2024, and negative working capital of $207,796. There were total liabilities of $232,845 on December 31, 2024. The Company had cash and cash equivalents of $34,807 on June 30, 2024, and negative working capital of $172,638. There were total liabilities of $232,445 on June 30, 2024.

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

At December 31, 2024, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2024 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2024, our disclosure controls and procedures are not effective.

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

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the six months ended December 31, 2024.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	February 19, 2025	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	February 19, 2025
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

