Form 10-Q
period 2025-03-31
First America Resources Corp
filed 2025-05-15
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of  May 15, 2025 there were 7,964,090 shares issued and outstanding of the registrant’s common stock.

2

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

BALANCE SHEET

	March 31,	June 30,
	2025 Unaudited	2024 Audited
ASSETS
Current assets:
Cash and cash equivalents	$19,047	$34,807
Prepaid Expense	0	25,000
Total Current Assets	19,047	59,807

TOTAL ASSETS	$19,047	$59,807

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$3,994	$3,512
Loan from officers	228,933	228,933
Total Current Liabilities	232,927	232,445

Total Liabilities	232,927	232,445

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 7,964,090 shares issued and outstanding	7,964	7,964
Additional paid-in capital	291,360	291,360
Accumulated deficit	(513,204)	(471,962)
Total stockholders' deficit	(213,880)	(172,638)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,047	$59,807

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION
STATEMENT OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025 Unaudited	2024	2025 Unaudited	2024

Revenues	$-	$-	$-	$3,920
Cost of Goods Sold	-	-	-	13,369
Gross Profit	-	-	-	(9,449)

Operating Expenses:
Selling, general and administrative expenses	6,084	7,400	41,242	23,083
Total Operating Expenses	6,084	7,400	41,242	23,083

Operating Loss	(6,084)	(7,400)	(41,242)	(32,532)

Other income
Investment income	-	-	-	-
Total Other Income	-	-	-	-

Loss before income taxes	(6,084)	(7,400)	(41,242)	(32,532)

Income tax expense	-	-	-	-

Net Loss	$(6,084)	$(7,400)	$(41,242)	$(32,532)

Net Loss per Common Share- Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,964,090	7,964,090	7,964,090	7,964,090

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS & NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2024	7,964,090	$7,964	$291,360	$(473,212)	$(173,888)

Net Loss	-	-	-	(33,908)	(33,908)

Balance, December 31, 2024	7,964,090	7,964	291,360	(507,120)	(207,796)

Net Loss				(6,084)	(6,084)

Balance, March 31, 2025	7,964,090	$7,964	$291,360	$(513,204)	$(213,880)

Balance, September 30, 2023	7,964,090	$7,964	$291,360	$(444,797)	$(145,473)

Net Loss	-	-	-	(11,466)	(11,466)

Balance, December 31, 2023	7,964,090	7,964	291,360	(456,263)	(156,939)

Net Loss				(7,400)	(7,400)

Balance, March 31, 2024	7,964,090	$7,964	$291,360	$(463,663)	$(164,339)

See accompanying notes to financial statements.

FIRST AMERICA RESOURCES CORPORATION

STATEMENT OF CASH FLOWS

	Nine Months Ended
	March 31,
	2025 Unaudited	2024 Unaudited

Operating Activities:
Net loss	$(41,242)	$(32,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	$0	0
(Increase) decrease in Prepaid Items	25,000	(25,000)
Increase (decrease) in accounts payable	483	3,312
Net cash used in operating activities	(15,759)	(54,220)

Investing Activities:
Net cash used in investing activities	-	-

Financing Activities:
Additional Paid in Capital	-
Loans from shareholders	-
Net cash provided by financing activities	-

Net increase (decrease) in cash and cash equivalents	(15,759)	(54,220)
Cash and cash equivalents, beginning of period	34,807	97,226
Cash and cash equivalents, end of period	$19,047	$43,006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Taxes	$-	$-

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE B - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has no Cash Equivalents as of March 31, 2025.

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

As of March 31, 2025, the Company only issued one type of shares, i.e., common shares only. There is no other type of securities issued. Accordingly, the diluted and basic net loss per common share is the same.

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

For the quarter ended March 31, there was $0 in 2025 and $0 in 2024 in Cost of Goods Sold. For the nine months ended March 31, 2025 & 2024 there was $0 in 2025 and $13,369 in 2024.

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

FIRST AMERICA RESOURCES CORPORATION NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE C - RELATED PARTY TRANSACTIONS

Common Shares Issued to Executive and Non-Executive Officers and Directors

As of March 31, 2025, a total of 6,388,010 shares held by officers and directors. Please see the table below for details:

Name	Title	Share QTY	Date	% of Common Share

Jian Li	CEO & President	6,388,010	2/6/2013 & 11/27/2013	80.21%

*The percentage of common shares was based on the total outstanding shares of 7,964,090 as of March 31, 2025.

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

As of March 31, 2025, the total loan outstanding to officer and director Jian Li, and to companies controlled by Jian Li is $228,933.

NOTE D – SHAREHOLDERS’ EQUITY

Common Stock

Under the Company’s Articles of Incorporation dated May 10, 2010, the Company is authorized to issue 500,000,000 shares of capital stock with a par value of $0.001. On May 10, 2010, the Company was incorporated in the State of Nevada. As of March 31, 2025, there was a total of 7,964,090 shares issued and outstanding.

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

As of March 31, 2025, the Company had $0 in revenues, a working capital deficiency of $213,879 and an accumulated deficit of $513,204. And as of June 30, 2024, a working capital deficiency of $172,638, and an accumulated deficit of $471,962.

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

NOTE F - INCOME TAXES

The Company has a net operating loss carried forward of $513,014 available to offset taxable income in future years which commence expiring in fiscal 2030.

The income tax benefit has been computed by applying the weighted average income tax rates of the United States (federal and state rates) of 21% to the net loss before income taxes calculated for each jurisdiction. The tax effect of the significant temporary differences, which comprise future tax assets and liabilities, are as follows:

	Nine Months Ended
	March 31,
Deferred Tax	2025	2024
Income tax recovery at statutory rate	$8,661	$6,832
Valuation allowance change	$(8,661)	$(6,832)
Provision for income taxes	$-	$-

The significant components of deferred income tax assets and liabilities as at March 31, 2025 and 2024, respectively, are as follows:

Net operating loss carried forward	$107,733	$97,362
Valuation Allowance	$(107,733)	$(97,362)
Net deferred income tax asset	$0	$0

Note: The Net Operating Loss Carryforward was adjusted to agree to the NOL on the tax return.

NOTE G – SUBSEQUENT EVENTS

On April 16, 2025, the Company entered into business combination pursuant to a Common Stock Exchange Agreement with the stockholders of METech Recycling, Inc., a Delaware corporation.  Pursuant to the Common Stock Exchange Agreement, the Company 1,250,000 shares of our authorized and unissued common stock to the two stockholders of METech Recycling in exchange for all of the issued and outstanding equity securities of METech Recycling.  This is a related party transaction.  The stockholders of METech Recycling were companies solely owned by the Company’s director, chief executive and financial officer and the owner of a majority of the Company’s common stock, Jian Li.  See Form 10 Information – Item 7 - Certain Relationships and Related Transactions, and Director Independence.  The Company will operate METech Recycling as a wholly owned subsidiary.

The following table discloses the shares of the Company’s common stock issued in the transaction described in above:

Name	Number of Shares
First America Metal Corp.	29,056,000
First America Management Group Corp.	50,944,000
Total Shares issued	80,000,000

First America Metal Corp. and First America Management Group Corp. are entirely owned by Mr. Li, the Company’s director, chief executive and financial officer and the owner of a majority of the Company’s common stock, who, by virtue of the related-party nature of the transaction, has full business and financial information about us.  The Company have relied on Section 4(a)(2) for an exemption from the registration requirement of Section 5 under the Securities Act of 1933.  No broker or finder is involved with the transaction and no commissions or fees are being paid.

The Company self-identified as a “shell company” in our annual report on Form 10-K for the year ended June 30, 2024 and in subsequent quarterly reports on Form 10-Q.  METech Recycling, which is now the Company’s wholly owned subsidiary as a result of the transaction described above is not a shell company.  Accordingly, the Company is not a shell company beginning on the date of that transaction.

For more information about METech Recycling, Inc., see the Company’s report on Form 8-K for the Report Date of April 16, 2025 filed April 21, 2025.

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

We were originally known as Golden Oasis New Energy Group, Inc. when formed. We amended our Articles of Incorporation as follows:  We changed ours name from Golden Oasis New Energy Group, Inc. to First America Resources Corporation. The effective date of the amendment was when final approval from FINRA was received, which was August 26, 2014.

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

On February 6, 2013, pursuant to an Agreement between Mr. Keming Li, then our CEO/President and Director, Ms. Guoling Jin, then our Treasury and Director and Ms. Madison L, then our stockholder)  sold a majority of our common stock to Mr. Jian Li and he became our principal stockholder and Chief Executive Officer and Tzongshyan George Sheu the former Vice-President, Secretary of the Company and a Director on the Board of Directors of the Company as well.

In August / September 2023, we received $160,992 of battery inventory from Vestwoods Technology Limited. We were experimenting with selling this type of product. The product did not need to be paid for 6 months and could be returned if we found no market for this product. To this point, we have sold only 2 inverters out of this inventory in September for total Revenue of $3,920. In September, it was decided to return the remaining consignment inventory as we have not found a significant market in which to sell.

We are really an extension of the many years of operational history of management, as disclosed in the registration statement as follows: Our president, Jian Li, has significant real estate experience, primarily involving construction and management of various kinds of properties, specifically industrial properties of various type in multiple states. In managing properties, he oversaw purchases, approving leases, maintaining communication with villages or cities to be in compliance with all ordinances. He handled tenant complaints, interviewed perspective tenants, handled roofing issues, plumbing issues, and door issues by hiring outsourced labor. He also handled all accounting issues including maintenance of books and negotiated with banks on loans.

See Note G, Subsequent Events, to our financial statements, above.

Results of Operations

For the fiscal quarter and the Nine Months ended March 31, 2025, and 2024:

Revenue

Our sales revenue for the fiscal quarters ended March 31, 2025, and 2024 was $0 and $0 respectively.  For the Nine Months ended March 31, 2025 and 2024 $0 and $3,920 respectively.

Cost of Revenue

Our cost of goods sold for the fiscal quarters ended March 31, 2025, and 2024 was $0 and $0 respectively while cost of goods sold for the Nine Months ended March 31, 2025, and 2024 was $0 and $10,090.

Expenses

Our expenses consist of selling, general and administrative expenses as follows:

For the fiscal quarters ended March 31, 2025, and 2024, there were a total of $6,084 and $7,400 operating expenses, respectively. For the Nine Months ended March 31, 2025 and 2024 there was $41,092 and $29,216.

Detail is shown in the below table:

	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2025	2024
Expense
Bank Service Charges	$151	$100
License & Registration	-	-
Professional Fees	5,933	7,300

Total Expense	$6,084	$7,300

We expect selling, general, and administrative expenses to increase in future periods if and when we close our planned acquisition as described above.

Income & Operation Taxes

We are subject to income taxes in the U.S.

We paid no income taxes in the USA for the quarters ended March 31, 2025, and 2024 due to the net operation loss in USA.

Net Loss

We incurred net losses of $6,084 and $7,400 for the quarters ended March 31, 2025, and 2024, respectively.

Liquidity and Capital Resources

	At March 31, 2025	At June 30, 2024

Current Ratio	.08	0.26
Cash	$19,047	$34,807
Working Capital	$(213,879)	$(172,638)
Total Assets	$19,047	$59,807
Total Liabilities	$232,927	$232,445

Total Equity	$(213,880)	$(172,638)

Total Debt/Equity	(1.07)	(1.33)

Current Ratio = Current Asset / Current Liabilities Working Capital = Current asset - Current Liabilities Total Debt / Equity = Total Loans from Officers / Total Shareholders’ Equity

We had cash and cash equivalents of $19,047 on March 31, 2025, and negative working capital of $213,880. There were total liabilities of $232,927 on March 31, 2025. We had cash and cash equivalents of $34,807 on June 30, 2024, and negative working capital of $172,638. There were total liabilities of $232,445 on June 30, 2024.

Until we generate operating revenues or receive other financing, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with SEC requirements associated with staying public, will be funded by Jian Li, our President and Director. Mr. Li is not obligated to pay these costs and any costs advanced will be treated as a demand loan with to be agreed interest. These costs are estimated to be less than $50,000 annually until we close our potential acquisition. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over-the-counter bulletin board, or if we have secured a qualification, we may lose the qualification and our securities will no longer trade on the over-the-counter bulletin board. Further, if we fail to meet these obligations and consequently, we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

On March 31, 2025, we owe Mr. Li an aggregate of $228,933 on these loans, which are oral and bear no interest, due upon demand.

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

Our lack of operating history and financial resources raise substantial doubt about its ability to continue as a going concern.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to our management, including its Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2024 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2025, our disclosure controls and procedures are not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities.

The Registrant did not sell any registered securities during the nine months ended March 31, 2025.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	May 15, 2025	/s/ Jian Li

In accordance with the Exchange Act, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	May 15, 2025
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

