Form 10-Q
period 2025-06-30
First America Resources Corp
filed 2025-09-29
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of September 29, 2025, there were 87,964,090 shares issued and outstanding of the registrant’s common stock.

INTRODUCTORY COMMENT

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “First America Resources Corporation,” or the “Company” refers to First America Resources Corporation, a Nevada corporation.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that are, or may be considered to be, forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, as amended, Section 27 A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements may be identified by such forward-looking terminology as “expect,” “estimate,” “intend,” “believe,” “anticipate,” “may,” “will,” “should,” “could,” “continue,” “project,” “opportunity,” “predict,” “would,” “potential,” “future,” “forecast,” “guarantee,” “assume,” “likely," “target” or similar statements or variations of such terms.

Our forward-looking statements are based on a series of expectations, assumptions and projections about our Company and the markets in which we operate, and are not guarantees of future results or performance, and involve substantial risks and uncertainty, including assumptions and projections concerning our assets under management, net cash inflows and outflows, operating cash flows and future credit facilities, for all future periods. All of our forward-looking statements contained in this Quarterly Report on Form 10-Q are as of the date of the Report only.

We can give no assurance that such expectations or forward-looking statements will prove to be correct. Actual results may differ materially. We do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections, or other circumstances occurring after the date of the Original Report, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. If there are any future public statements or disclosures by us which modify or impact any of the forward-looking statements contained in or accompanying this Quarterly Report on Form 10-Q, such statements or disclosures will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Certain other factors which may impact our continuing operations, prospects, financial results and liquidity or which may cause actual results to differ from such forward-looking statements are discussed or included in the Company’s periodic reports filed with the SEC and are available on at www.otcmarkets.com. You are urged to carefully consider all such factors.

2

3

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Condensed Consolidated Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30,	December 31,
	2025	2024

Assets
Current assets
Cash	$150,805	$459,022
Accounts receivable, net of allowance for doubtful accounts of $260,000 and $110,000, respectively	2,655,845	1,520,678
Accounts receivable, related party, First America Metal Corp.	349,822	466,449
Prepaid expenses	81,820	230,460
Total current assets	3,238,292	2,676,609

Long term assets
Property and equipment, net	310,908	261,683
Right of use assets	2,152,557	2,733,047
Goodwill	750,000	750,000
Deposits	475,875	451,882
Total long term assets	3,689,340	4,196,612

Total assets	$6,927,632	$6,873,221

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,985,679	$1,037,551
Accounts payable, related party, First America Metal Corp.	1,519,183	2,302,980
Accrued expenses	31,645	252,940
Accrued interest	49,260	54,333
Lease liability, current portion	1,073,665	1,188,863
Financed insurance policy	49,956	195,302
Notes payable, current portion	1,540,768	1,063,218
Total current liabilities	6,250,156	6,095,187

Lease liability, net of current portion	1,152,323	1,618,435
Notes payable, net of current portion	606,899	528,597

Total liabilities	8,009,378	8,242,219

Commitments and contingencies (Note 3)

Stockholders' deficit
Common stock $0.001 par value; 500,000,000 authorized; 87,964,090 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	87,964	87,964
Additional paid-in capital	1,756,960	1,756,960
Accumulated deficit	(2,926,670)	(3,213,922)
Total stockholders' deficit	(1,081,746)	(1,368,998)

Total liabilities and stockholders' deficit	$6,927,632	$6,873,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues	$4,822,842	$3,699,288	$8,847,835	$7,854,888
Cost of revenues	2,343,044	1,594,628	4,095,204	3,619,072
Gross profit	2,479,798	2,104,660	4,752,631	4,235,816

Operating expenses
General and administrative	544,631	461,840	1,253,131	950,250
Payroll expenses	1,261,144	1,142,527	2,375,853	2,206,489
Professional fees	86,369	54,030	145,715	114,900
Advertising and marketing	32,564	36,154	73,966	48,835
Rent and lease	440,928	348,523	867,506	708,764
Depreciation and amortization	18,933	18,338	36,892	34,329
Total operating expenses	2,384,569	2,061,412	4,753,063	4,063,567

Income (loss) from operations	95,229	43,248	(432)	172,249

Other income (expense)
Interest expense	(35,875)	(24,235)	(61,789)	(50,882)
Other income	2,769	6,134	349,473	9,163
Total other income (expense)	(33,106)	(18,101)	287,684	(41,719)

Net income	$62,123	$25,147	$287,252	$130,530

Income per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	87,964,090	87,964,090	87,964,090	87,964,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Common Stock - METech		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023 - Pre reverse merger	-	$-	100,800	$1,008	$1,523,992	$(3,425,034)	$(1,900,034)

Effect of reverse merger	87,964,090	87,964	(100,800)	(1,008)	(86,956)	-	-

Balances, December 31, 2023 - Post reverse merger	87,964,090	$87,964	-	$-	$1,437,036	$(3,425,034)	$(1,900,034)

Pre-merger issuances of METech Recycling, Inc.
Shares issued for settlement of notes payable	-	-	-	-	319,924	-	319,924

Net income	-	-	-	-	-	105,383	105,383

Balances, March 31, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,319,651)	$(1,474,727)

Net income	-	-	-	-	-	25,147	25,147

Balances, June 30, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,294,504)	$(1,449,580)

Balances, December 31, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,213,922)	$(1,368,998)

Net income	-	-	-	-	-	225,129	225,129

Balances, March 31, 2025	87,964,090	$87,964	-	$-	$1,756,960	$(2,988,793)	$(1,143,869)

Net income	-	-	-	-	-	62,123	62,123

Balances, June 30, 2025	87,964,090	$87,964	-	$-	$1,756,960	$(2,926,670)	$(1,081,746)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the six months ended
	June 30,
	2025	2024
Operating activities
Net income	$287,252	$130,530
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	36,892	34,329
Bad debt expense	154,953	-
Financed repair costs	28,004	-
Changes in operating assets and liabilities:
Accounts receivable	(1,173,493)	(746,145)
Deposits	(23,993)	(6,101)
Prepaid expenses	148,640	130,483
Accounts payable	664,331	781,315
Accrued expenses	(221,295)	(142,941)
Accrued interest	(5,073)	(13,560)
Right of use assets and lease liabilities	(820)	(1,269)
Financed insurance policy	(145,346)	(148,215)
Net cash provided by (used in) operating activities	(249,948)	18,426

Investing activities
Purchase of property and equipment	-	(74,023)
Net cash used in investing activities	-	(74,023)

Financing activities
Proceeds from notes payable	150,000	-
Repayments of notes payable	(208,269)	(8,762)
Net cash used in financing activities	(58,269)	(8,762)

Net decrease in cash	$(308,217)	$(64,359)
Cash - beginning of period	459,022	145,114
Cash - end of period	$150,805	$80,755

Cash paid for income taxes	$-	$-
Cash paid for interest	$66,862	$64,442

Supplemental schedule of non-cash investing and financing activities
Accounts payable settled through the issuance of notes payable	$500,000	$-
Financed property and equipment	$86,117	$21,880
Shares issued for settlement of notes payable	$-	$319,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Company and Business

METech Exchange Agreement

On April 16, 2025, (METech Closing Date) First America Resources Corporation (FSTJ), a Nevada corporation, entered into a Common Stock Exchange Agreement dated as of such date (the Exchange Agreement) with the METech Recycling, Inc. (METech), a Delaware corporation, and all of the shareholders of METech. Pursuant to the Exchange Agreement, FSTJ acquired one hundred percent (100%) of the issued and outstanding shares of common stock of METech from the shareholders pursuant to which METech became a wholly owned subsidiary of FSTJ. In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the METech Closing Date FSTJ issued 80,000,000 shares of its Common Stock to the METech Shareholders.This issuance has been presented retrospectively within these financial statements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805-40-45.

For financial statement reporting purposes, the asset acquisition has been treated as a reverse acquisition with METech deemed the accounting acquirer and FSTJ deemed the accounting acquiree under the acquisition method of accounting in accordance with ASC 805-10-55. The reverse acquisition is deemed a capital transaction and the net assets of METech (the accounting acquirer) are carried forward to FSTJ (the legal acquirer and the reporting entity) at their carrying value before the acquisition. The acquisition process utilizes the capital structure of FSTJ and the assets and liabilities of METech which are recorded at their historical cost. The equity of the Company is the historical equity of METech.

The accompanying consolidated financial statements include the accounts of FSTJ, and its subsidiary, METech (collectively, the Company).

Business

METech Recycling, Inc., a Delaware corporation incorporated on March 10, 2005, specializes in electronic waste management and IT asset disposition (ITAD). The Company provides certified recycling services, secure data destruction, and IT asset management. With a focus on sustainability, the Company aims to maximize material recovery while ensuring the protection of proprietary technology and customer data. They operate multiple R2-certified facilities across the U.S., offering customized solutions for safe recycling, inventory management, and equipment disposal. The Company emphasizes eco-responsible practices and transparency.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited financial statements of METech, and the notes thereto, for the year ended December 31, 2024.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The Company had no potentially dilutive securities outstanding at June 30, 2025, and 2024.

Recently Issued Accounting Standards

During the period ended June 30, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements, except as noted below.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05). The amendments in this update provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for the Company beginning in the fiscal year ending December 31, 2026. The Company is currently evaluating the impacts of the adoption of ASU 2025-05 on the Consolidated Financial Statements.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

Note 3 – Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Note 4 – Debt

During February 2025, the Company entered into an unsecured note payable agreement with proceeds totaling $150,000. The note payable bears interest at 17%, is payable in monthly installments of $9,500, and matures 18 months from issuance.

During June 2025, the Company entered into a secured equipment note payable agreement totaling $114,121. The note payable is secured by equipment, bears interest at 6%, is payable in monthly installments of $2,845, and matures 48 months from issuance. The secured note payable resulted in the purchase of $86,117 in equipment and $28,004 in repair costs.

During June 2025, the Company entered into an unsecured note payable agreement with First America Metal Corp (FAMC) which settled $500,000 of accounts payable due to FAMC. The note payable bears interest at 7.50% and requires monthly interest only payments. The note payable is due within 60 days of FAMC providing the Company written notice of demand.

Note 5 – Equity

The total number of shares of common stock authorized and issuable by the Company is 500,000,000 with a par value of $0.001 per share.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Concentrations

The following table details the Company’s revenue concentrations for the six months ended June 30, 2025, and 2024, and the accounts receivable concentrations at June 30, 2025, and December 31, 2024.

	Revenues		Accounts Receivable
	2025	2024	2025	2024
Customer A	15%	22%	11%	22%
Customer B	13%	11%	*	*
Customer C	10%	16%	21%	22%
Customer D	*	*	16%	14%

The following table details the Company’s accounts payable concentrations at June 30, 2025, and December 31, 2024.

	Accounts Payable
	2025	2024
Vendor A	43%	69%

Note 7 – Related Party Transactions

At June 30, 2025, and December 31, 2024, outstanding notes payable due to First American Management Group Corp, the Company’s largest shareholder, totaled $556,000, respectively.

At June 30, 2025, and December 31, 2024, outstanding notes payable due to FAMC, the Company’s second largest shareholder, totaled $657,000 and $157,000, respectively.

FAMC is Customer A and Vendor A (Note 6). At June 30, 2025, and December 31, 2024, accounts payable due to FAMC totaled $1,519,000 and $2,303,000, respectively, and accounts receivable due from FAMC totaled $350,000 and $466,000, respectively.

At June 30, 2025, and December 31, 2024, outstanding notes payable due to the former owner or METech, totaled $98,000 and $250,000, respectively.

Note 8 – Employee Retention Credit

During the period ended June 30, 2025, the Company received an Employee Retention Credit totaling $346,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with our Annual Report for the year ended December 31, 2024, as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, our revenue was $4,823,000, as compared to $3,699,000, for the three months ended June 30, 2024. The increase in revenue of 30% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the three months ended June 30, 2025, and 2024 were $2,343,000 and $1,595,000, respectively, resulting in gross margins of 51% and 57%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the three months ended June 30, 2025, operating expenses were $2,385,000 as compared to $2,061,000 for the same period in 2024, an increase of $324,000 or 16%. General and administrative expenses increased by $83,000 from $462,000 to $545,000, payroll expenses increased $118,000 from $1,143,000 to $1,261,000 and rent and lease expenses increased by $92,000 from $349,000 to $441,000. These increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $54,000 during the three months ended June 30, 2024, to $86,000 for the three months ended June 30, 2025. The increase was primarily driven by merger costs and their related professional fees, such as legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the three months ended June 30, 2025, was $95,000 as compared to $43,000 for the prior year period.

Other income and expenses included $36,000 in interest expenses during the three months ended June 30, 2025, compared to $24,000 in the prior year. We expect interest expenses to increase as the Company obtains additional funding.

Comparison of Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, our revenue was $8,848,000, as compared to $7,855,000, for the six months ended June 30, 2024. The increase in revenue of 13% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the six months ended June 30, 2025, and 2024 were $4,095,000 and $3,619,000, respectively, resulting in gross margins of 54% and 54%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the six months ended June 30, 2025, operating expenses were $4,753,000 as compared to $4,064,000 for the same period in 2024, an increase of $323,000 or 13%. General and administrative expenses increased by $303,000 from $950,000 to $1,253,000, payroll expenses increased by $170,000 from $2,206,000 to $2,376,000 and rent and lease expenses increased by $159,000 from $709,000 to $868,000. These increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $115,000 during the six months ended June 30, 2024, to $146,000 for the six months ended June 30, 2025. The increase was primarily driven by merger costs and their related professional fees, such as legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our loss from operations for the six months ended June 30, 2025, was $400 as compared to income from operations of $172,000 for the prior year period.

Other income and expenses included $62,000 in interest expenses during the six months ended June 30, 2025, compared to $51,000 in the prior year. We expect interest expenses to increase as the Company obtains additional funding. Additionally, the Company received an ERC credit totaling approximately $346,000 during the six months ended June 30, 2025.

Liquidity and Capital Resources

At June 30, 2025, we had cash totaling $151,000 as compared to cash totaling $459,000 at December 31, 2024. Our cash flows used in operations were $250,000 for the six months ended June 30, 2025, as compared to cash provided by operations of $18,000 for the same period in the prior year. We expect cash used in operating activities to be neutral as the Company expands operations.

Cash flows used in investing activities were $-0- and $74,000 for the six months ended June 30, 2025, and 2024, respectively. We expect investing expenditures to increase as the Company expands operations.

For the six months ended June 30, 2025, and 2024, cash flows used in financing activities were $58,000 and $9,000. We expect financing receipts and expenditures to increase as the Company utilizes financing to expand operations.

The Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report for the year ended December 31, 2024, filed with the Securities and Exchange Commission on July 18, 2025.

Off Balance Sheet Arrangements

As of June 30, 2025, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jian Li, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2025, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures provide our principal executive officer and principal financial officer with reasonable assurances that our disclosure controls and procedures will achieve their objectives. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table discloses the shares of our common stock issued in the acquisition of METech Recycling, Inc.:

Name	Number of Shares
First America Metal Corp.	29,056,000
First America Management Group Corp.	50,944,000
Total Shares issued	80,000,000

First America Metal Corp. and First America Management Group Corp. are entirely owned by Mr. Li, our director, chief executive and financial officer and the owner of a majority of our common stock, who, by virtue of the related-party nature of the transaction, has full business and financial information about us.  We have relied on Section 4(a)(2) for an exemption from the registration requirement of Section 5 under the Securities Act of 1933.  No broker or finder is involved with the transaction, and no commissions or fees are being paid.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer and Principal Financial Officer	Jian Li	September 29, 2025	/s/ Jian Li

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

