Form 10-Q
period 2025-09-30
First America Resources Corp
filed 2025-11-17
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 87,964,090 shares issued and outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Condensed Consolidated Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30,	December 31,
	2025	2024

Assets
Current assets
Cash	$399,894	$459,022
Accounts receivable, net	2,532,474	1,520,678
Accounts receivable, related party, First America Metal Corp.	220,401	466,449
Prepaid expenses	4,500	230,460
Total current assets	3,157,269	2,676,609

Long term assets
Property and equipment, net	381,941	261,683
Right of use assets	1,857,481	2,733,047
Goodwill	750,000	750,000
Deposits	501,399	451,882
Total long term assets	3,490,821	4,196,612

Total assets	$6,648,090	$6,873,221

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$2,204,436	$1,037,551
Accounts payable, related party, First America Metal Corp.	1,166,883	2,302,980
Accrued expenses	31,045	252,940
Accrued interest	66,635	54,333
Lease liability, current portion	905,104	1,188,863
Financed insurance policy	-	195,302
Notes payable, current portion	1,456,515	1,063,218
Total current liabilities	5,830,618	6,095,187

Lease liability, net of current portion	1,018,780	1,618,435
Notes payable, net of current portion	666,677	528,597

Total liabilities	7,516,075	8,242,219

Commitments and contingencies (Note 3)

Stockholders' deficit
Common stock $0.001 par value; 500,000,000 authorized; 87,964,090 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	87,964	87,964
Additional paid-in capital	1,756,960	1,756,960
Accumulated deficit	(2,712,909)	(3,213,922)
Total stockholders' deficit	(867,985)	(1,368,998)

Total liabilities and stockholders' deficit	$6,648,090	$6,873,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues	$5,470,273	$4,582,419	$14,318,108	$12,437,307
Cost of revenues	2,533,646	1,958,404	6,628,850	5,577,476
Gross profit	2,936,627	2,624,015	7,689,258	6,859,831

Operating expenses
General and administrative	588,804	524,102	1,841,935	1,474,352
Payroll expenses	1,364,458	1,217,441	3,740,311	3,423,930
Professional fees	173,490	25,958	319,205	140,858
Advertising and marketing	48,632	16,833	122,598	65,668
Rent and lease	488,621	416,549	1,356,127	1,125,313
Depreciation and amortization	25,085	18,357	61,977	52,686
Total operating expenses	2,689,090	2,219,240	7,442,153	6,282,807

Income from operations	247,537	404,775	247,105	577,024

Other income (expense)
Interest expense	(36,299)	(28,010)	(98,088)	(78,892)
Other income	2,523	3,153	351,996	12,316
Total other income (expense)	(33,776)	(24,857)	253,908	(66,576)

Net income	$213,761	$379,918	$501,013	$510,448

Income per share - basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average shares outstanding - basic and diluted	87,964,090	87,964,090	87,964,090	87,964,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Common Stock - METech		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023 - Pre reverse merger	-	$-	100,800	$1,008	$1,523,992	$(3,425,034)	$(1,900,034)

Effect of reverse merger	87,964,090	87,964	(100,800)	(1,008)	(86,956)	-	-

Balances, December 31, 2023 - Post reverse merger	87,964,090	$87,964	-	$-	$1,437,036	$(3,425,034)	$(1,900,034)

Pre-merger issuances of METech Recycling, Inc.
Shares issued for settlement of notes payable	-	-	-	-	319,924	-	319,924

Net income	-	-	-	-	-	105,383	105,383

Balances, March 31, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,319,651)	$(1,474,727)

Net income	-	-	-	-	-	25,147	25,147

Balances, June 30, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,294,504)	$(1,449,580)

Net income	-	-	-	-	-	379,918	379,918

Balances, September 30, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(2,914,586)	$(1,069,662)

Balances, December 31, 2024	87,964,090	$87,964	-	$-	$1,756,960	$(3,213,922)	$(1,368,998)

Net income	-	-	-	-	-	225,129	225,129

Balances, March 31, 2025	87,964,090	$87,964	-	$-	$1,756,960	$(2,988,793)	$(1,143,869)

Net income	-	-	-	-	-	62,123	62,123

Balances, June 30, 2025	87,964,090	$87,964	-	$-	$1,756,960	$(2,926,670)	$(1,081,746)

Net income	-	-	-	-	-	213,761	213,761

Balances, September 30, 2025	87,964,090	$87,964	-	$-	$1,756,960	$(2,712,909)	$(867,985)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the nine months ended
	September 30,
	2025	2024
Operating activities
Net income	$501,013	$510,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,977	52,686
Bad debt expense	177,447	-
Financed repair costs	37,132	-
Changes in operating assets and liabilities:
Accounts receivable	(943,195)	(686,632)
Deposits	(49,517)	(9,254)
Prepaid expenses	225,960	207,803
Accounts payable	530,788	739,216
Accrued expenses	(221,895)	(143,704)
Accrued interest	12,302	471
Right of use assets and lease liabilities	(7,848)	2,128
Financed insurance policy	(195,302)	(198,171)
Net cash provided by (used in) operating activities	128,862	474,991

Investing activities
Purchase of property and equipment	(1,500)	(74,023)
Net cash used in investing activities	(1,500)	(74,023)

Financing activities
Proceeds from notes payable	150,000	-
Repayments of notes payable	(336,490)	(34,419)
Net cash used in financing activities	(186,490)	(34,419)

Net increase (decrease) in cash	(59,128)	366,549
Cash - beginning of period	459,022	145,114
Cash - end of period	$399,894	$511,663

Cash paid for income taxes	$-	$-
Cash paid for interest	$85,786	$78,421

Supplemental schedule of non-cash investing and financing activities
Accounts payable settled through the issuance of notes payable	$500,000	$-
Financed property and equipment	$180,735	$61,880
Recognition of right of use asset and lease liability	$-	$1,492,040
Shares issued for settlement of notes payable	$-	$319,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Company and Business

METech Exchange Agreement

On April 16, 2025, (METech Closing Date) First America Resources Corporation (FSTJ), a Nevada corporation, entered into a Common Stock Exchange Agreement dated as of such date (the Exchange Agreement) with the METech Recycling, Inc. (METech), a Delaware corporation, and all of the shareholders of METech. Pursuant to the Exchange Agreement, FSTJ acquired one hundred percent (100%) of the issued and outstanding shares of common stock of METech from the shareholders pursuant to which METech became a wholly owned subsidiary of FSTJ. In accordance with the terms of the Exchange Agreement, and in connection with the completion of the acquisition, on the METech Closing Date FSTJ issued 80,000,000 shares of its Common Stock to the METech Shareholders. This issuance has been presented retrospectively within these financial statements in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805-40-45.

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

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Share

The Company had no potentially dilutive securities outstanding at September 30, 2025, and 2024.

Recently Issued Accounting Standards

During the period ended September 30, 2025, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements, except as noted below.

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

During August 2025, the Company entered into a secured equipment note payable agreement totaling $76,502. The note payable is secured by equipment, bears interest at 10.01%, is payable in monthly installments of $2,469, and matures 36 months from issuance.

During September 2025, the Company entered into a secured equipment note payable agreement totaling $9,128. The note payable is secured by equipment, bears interest at 29.93%, is payable in monthly installments of $890, and matures 12 months from issuance.

During September 2025, the Company entered into a secured equipment note payable agreement totaling $18,116. The note payable is secured by equipment, bears interest at 13.29%, is payable in monthly installments of $408, and matures 60 months from issuance.

Note 5 – Equity

The total number of shares of common stock authorized and issuable by the Company is 500,000,000 with a par value of $0.001 per share.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Concentrations

The following table details the Company’s revenue concentrations for the nine months ended September 30, 2025, and 2024, and the accounts receivable concentrations at September 30, 2025, and December 31, 2024.

	Revenues		Accounts Receivable
	2025	2024	2025	2024
Customer A	13%	22%	*	22%
Customer B	13%	13%	*	*
Customer C	*	13%	21%	22%
Customer D	*	*	*	14%
Customer E	*	*	10%	*

The following table details the Company’s accounts payable concentrations at September 30, 2025, and December 31, 2024.

	Accounts Payable
	2025	2024
Vendor A	35%	69%

Note 7 – Related Party Transactions

At September 30, 2025, and December 31, 2024, outstanding notes payable due to First American Management Group Corp, the Company’s largest shareholder, totaled $556,000, respectively.

At September 30, 2025, and December 31, 2024, outstanding notes payable due to FAMC, the Company’s second largest shareholder, totaled $657,000 and $157,000, respectively.

FAMC is Customer A and Vendor A (Note 6). At September 30, 2025, and December 31, 2024, accounts payable due to FAMC totaled $1,167,000 and $2,303,000, respectively, and accounts receivable due from FAMC totaled $220,000 and $466,000, respectively.

At September 30, 2025, and December 31, 2024, outstanding notes payable due to the former owner or METech, totaled $32,000 and $250,000, respectively.

Note 8 – Employee Retention Credit

During the period ended September 30, 2025, the Company received an Employee Retention Credit totaling $346,000 that is reflected in other income on the accompanying condensed consolidated statements of operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, our revenue was $5,470,000, as compared to $4,582,000, for the three months ended September 30, 2024. The increase in revenue of 19% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the three months ended September 30, 2025, and 2024 were $2,534,000 and $1,958,000, respectively, resulting in gross margins of 54% and 57%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the three months ended September 30, 2025, operating expenses were $2,689,000 as compared to $2,219,000 for the same period in 2024, an increase of $470,000 or 21%. General and administrative expenses increased by $65,000 from $524,000 to $589,000, payroll expenses increased $147,000 from $1,217,000 to $1,364,000 and rent and lease expenses increased by $72,000 from $417,000 to $489,000. These increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $26,000 during the three months ended September 30, 2024, to $173,000 for the three months ended September 30, 2025. The increase was primarily driven by merger costs and their related professional fees, such as legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the three months ended September 30, 2025, was $248,000 as compared to $405,000 for the prior year period.

Other income and expenses included $36,000 in interest expenses during the three months ended September 30, 2025, compared to $28,000 in the prior year. We expect interest expenses to increase as the Company obtains additional funding.

Comparison of Nine Months Ended September 30, 2025 and 2024

For the nine months ended September 30, 2025, our revenue was $14,318,000, as compared to $12,437,000, for the nine months ended September 30, 2024. The increase in revenue of 15% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the nine months ended September 30, 2025, and 2024 were $6,629,000 and $5,577,000, respectively, resulting in gross margins of 54% and 55%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the nine months ended September 30, 2025, operating expenses were $7,442,000 as compared to $6,283,000 for the same period in 2024, an increase of $1,159,000 or 18%. General and administrative expenses increased by $368,000 from $1,474,000 to $1,842,000, payroll expenses increased by $316,000 from $3,424,000 to $3,740,000 and rent and lease expenses increased by $231,000 from $1,125,000 to $1,356,000. These increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $141,000 during the nine months ended September 30, 2024, to $319,000 for the nine months ended September 30, 2025. The increase was primarily driven by merger costs and their related professional fees, such as legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the nine months ended September 30, 2025, was $247,000 as compared to $577,000 for the prior year period.

Other income and expenses included $98,000 in interest expenses during the nine months ended September 30, 2025, compared to $79,000 in the prior year. We expect interest expenses to increase as the Company obtains additional funding. Additionally, the Company received an ERC credit totaling approximately $346,000 during the nine months ended September 30, 2025.

Liquidity and Capital Resources

At September 30, 2025, we had cash totaling $400,000 as compared to cash totaling $459,000 at December 31, 2024. Our cash flows provided by operations were $129,000 for the nine months ended September 30, 2025, as compared to $475,000 for the same period in the prior year. We expect cash used in operating activities to be neutral as the Company expands operations.

Cash flows used in investing activities were $1,500 and $74,000 for the nine months ended September 30, 2025, and 2024, respectively. We expect investing expenditures to increase as the Company expands operations.

For the nine months ended September 30, 2025, and 2024, cash flows used in financing activities were $186,000 and $34,000, respectively. We expect financing receipts and expenditures to increase as the Company utilizes financing to expand operations.

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

Off Balance Sheet Arrangements

As of September 30, 2025, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jian Li, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of September 30, 2025, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of September 30, 2025, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

None.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer and Principal Financial Officer	Jian Li	November 17, 2025	/s/ Jian Li

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

