Form 10-K
period 2025-12-31
First America Resources Corp
filed 2026-04-01
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-56816

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 87,964,090 shares as of March 31, 2026

USE OF PRONOUNS AND OTHER WORDS

The pronouns “we”, “us”, “our” and the equivalent used in this offering circular mean First America Resources Corp. and our consolidated subsidiary METech Recycling, Inc. (METech), a Delaware corporation. In the footnotes to our financial statements, the “Company” means First America Resources Corp. and our consolidated subsidiary. The pronoun “you” means the reader of this annual report on Form 10-K.

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

PART I

Item 1. Business

Corporate History

First America Resources Corporation (the “Company,” “we,” “us,” or “our”) was incorporated in the State of Nevada in 2010 under the name Golden Oasis New Energy Group, Inc. In 2014, the Company changed its name to First America Resources Corporation.

The Company’s principal executive offices are located at 1000 East Armstrong Street, Morris, Illinois 60450, and its telephone number is (815) 941-9888.

METech Recycling, Inc. (“METech Recycling” or “METech”), our wholly owned subsidiary, is headquartered in Gilroy, California and has been engaged in recycling operations since 1968, with business origins dating back to 1875 in precious metal recovery and refining activities.

Following the business combination described in the Company’s Report on Form 8-K dated July 18, 2025, METech Recycling operates as a wholly owned subsidiary of the Company and represents the Company’s operating business.

Technology and Data‑Driven Processing

The Company utilizes internally developed and commercially available software systems to support operational decision‑making, asset tracking, and materials processing. These systems incorporate automated data analysis tools designed to assist with equipment identification, materials classification, inventory management, and pricing evaluation.

The Company has implemented technology‑assisted sorting and evaluation tools that use machine learning techniques to improve the identification and classification of incoming electronic equipment and components. These systems support operational workflows by assisting personnel in determining whether equipment is suitable for refurbishment, resale, or recycling.

In addition, the Company utilizes data analytics and algorithmic pricing models to evaluate secondary market pricing for refurbished equipment and electronic components. These tools assist management in evaluating resale opportunities and optimizing recovery value from IT assets.

The Company continues to evaluate the use of automation and data‑driven tools, including artificial intelligence‑based systems, to improve operational efficiency, asset classification, and materials recovery processes.

Overview of Our Business

The Company operates in the IT asset disposition (“ITAD”) and electronics recycling industry. Our services include refurbishment and resale of IT equipment, secure data destruction, electronics recycling and material recovery, data center decommissioning, and lifecycle management of technology assets.

We refurbish electronic equipment and recover usable components and materials from end‑of‑life devices. Refurbishable equipment is tested, sanitized, and resold through secondary markets, while non‑usable equipment is processed for material recovery.

Products handled by the Company include laptops, desktop computers, servers, networking equipment, SAN and NAS storage systems, telecommunications equipment, monitors, storage devices, processors, memory, and other IT components used in enterprise and industrial applications.

Our Services

IT Asset Disposition (ITAD)

We provide enterprise IT asset disposition services including equipment collection, logistics coordination, asset tracking, equipment testing, data destruction, refurbishment, resale preparation, and responsible recycling.

Data Security

Data-bearing devices are sanitized or destroyed in accordance with recognized industry standards including NIST Special Publication 800-88 Guidelines for Media Sanitization and U.S. Department of Defense (DoD) 5220.22-M standards.

Artificial Intelligence Infrastructure Lifecycle Services

The Company provides services related to the retirement and replacement of computing infrastructure associated with artificial intelligence and high-performance computing environments. As enterprises upgrade data center infrastructure to support artificial intelligence workloads, the Company assists customers with the removal, transportation, and processing of legacy servers, storage systems, and networking equipment.

These projects typically involve large-scale server decommissioning and asset disposition activities associated with the replacement of conventional computing infrastructure with AI optimized hardware. The Company provides logistics coordination, asset tracking, equipment testing, data sanitization, and recycling services for these systems.

Equipment removed from AI-related infrastructure upgrades is evaluated for refurbishment, resale in secondary markets, or material recovery through the Company’s electronics recycling processes.

Data Center Decommissioning

We assist customers with data center infrastructure upgrades and decommissioning projects, including removal, transportation, and secure processing of servers and networking equipment.

Electronics Recycling

Non-refurbishable equipment is dismantled and processed using mechanical separation technologies designed to recover metals and other materials.

Renewable Energy and Emerging Technology Recycling

The Company also processes certain emerging technology equipment including solar panels, electric vehicle batteries, and high-performance computing systems.

Customers

The Company serves a diverse customer base across several sectors including technology companies, telecommunications providers, defense contractors, educational institutions, and government agencies.

A significant portion of the electronic equipment processed by the Company originates from enterprise IT asset disposition programs and data center decommissioning projects.

The Company has established relationships with large enterprise organizations, including companies that are components of the Fortune 500, which utilize the Company’s services for IT asset disposition, electronics recycling, and technology lifecycle management.

Competition

The electronics recycling and IT asset disposition industry is competitive and includes regional, national, and international operators engaged in electronics recycling, IT asset management, and materials recovery services.

Some competitors may have greater financial resources or broader geographic coverage than the Company.

The Company seeks to compete based on several operational factors including the use of data‑driven processing systems that assist with equipment classification and pricing analysis, established enterprise customer relationships, compliance with environmental and data security standards, and operational locations positioned to support customers across multiple regions of the United States.

Through its operational network and logistics capabilities, the Company is able to provide service coverage to customers across a substantial portion of the United States.

Properties and Operational Assets

The Company operates facilities used for electronics processing, refurbishment, logistics, and administrative functions.

The Company’s principal processing facility and headquarters are located in Gilroy, California. Additional operational locations support logistics, asset management, and processing activities in several states including Utah, Colorado, Massachusetts, and North Carolina.

In addition to its physical facilities, the Company utilizes operational systems and technology infrastructure that support asset tracking, logistics coordination, and data‑driven processing workflows.

The Company has developed internal systems that incorporate automated sorting tools, asset tracking platforms, and pricing analysis models designed to assist management in evaluating resale and recycling opportunities for incoming equipment.

The Company believes that its operational infrastructure, technology systems, and management experience support the efficient processing and recovery of electronic equipment.

Government Regulation

Our operations are subject to federal, state, and local regulations governing environmental protection, hazardous materials management, workplace safety, and transportation of electronic waste.

Applicable regulations include the Resource Conservation and Recovery Act (RCRA), Environmental Protection Agency (EPA) regulations, Occupational Safety and Health Administration (OSHA) standards, and California Department of Toxic Substances Control (DTSC) oversight.

Environmental Matters

The Company handles electronic equipment that may contain regulated materials and maintains environmental compliance programs designed to ensure compliance with applicable environmental regulations. These programs include environmental health and safety oversight, hazardous materials tracking and reporting, employee training, internal inspections, and relationships with licensed waste disposal vendors.

Human Capital Resources

As of the date of this report, the Company employs approximately 60 full‑time employees across executive management, finance, environmental health and safety, sales and marketing, operations and logistics, customer service, and information technology functions.

Item 1A. Risk Factors

Not required for Smaller Reporting Companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

Our corporate office address is at 1000 East Armstrong Street, Morris, IL 60450. Space is being provided at no charge by FAMCe (formerly known as First America Metal Corporation). The property is adequate for our current needs. We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

As described above, our operating subsidiary operates a number of leased facilities used for electronics processing, refurbishment, logistics, and administrative functions. The Company’s principal processing facility and headquarters are located in Gilroy, California. Additional operational locations support logistics, asset management, and processing activities in several states including Utah, Colorado, Massachusetts, and North Carolina.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Trading History

Our common stock, $0.001 par value, is quoted on the Over-The-Counter Markets under the symbol “FSTJ.” There are 500,000,000 shares authorized, 87,964,090 shares outstanding, 1,576,080 shares in the public float, and 47 shareholders of record.

Bid Information*

Financial Quarter Ended	High Bid	Low Bid

December 31, 2025	$0.590	$0.250
September 30, 2025	$0.250	$0.005
June 30, 2025	$0.005	$0.005
March 31, 2025	$0.005	$0.005
December 31, 2024	$0.175	$0.005
September 30, 2024	$0.175	$0.175
June 30, 2024	$0.175	$0.175
March 31, 2024	$0.245	$0.175

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

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

Results of Operations

The following table summarizes our consolidated results of operations for the fiscal years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$18,790,946	$16,206,752
Cost of revenues	$8,445,848	$7,102,600
Gross profit	$10,345,098	$9,104,152
Gross margin	55.1%	56.2%
Total operating expenses	$10,531,906	$8,807,883
Income (loss) from operations	$(186,808)	$296,269
Interest expense	$(164,767)	$(97,703)
Other income	$354,340	$12,546
Net income	$2,765	$211,112
Basic and diluted earnings per share	$0.00	$0.00
Weighted avg. shares outstanding	87,964,090	87,964,090

Revenues

Revenues increased by $2,584,194, or approximately 15.9%, from $16,206,752 for the year ended December 31, 2024, to $18,790,946 for the year ended December 31, 2025. This growth reflects increased demand across our core service lines, including electronic equipment recycling, IT asset disposition, data destruction, and data center decommissioning. Management believes the growth in revenue was driven in part by expanding enterprise customer relationships, including projects related to the retirement of computing infrastructure associated with artificial intelligence and high-performance computing environments, as enterprises upgrade legacy data center infrastructure to support AI-optimized hardware workloads.

Revenue concentration risk remains present. For the year ended December 31, 2025, our top three customers accounted for approximately 15%, 13%, and 12% of total revenues, respectively, compared to 20%, 13%, and 11% for the same customers in 2024. The decrease in concentration among our largest customer reflects continued diversification of our customer base. No other individual customer accounted for 10% or more of revenues in 2025.

Cost of Revenues and Gross Profit

Cost of revenues increased by $1,343,248, or approximately 18.9%, from $7,102,600 in 2024 to $8,445,848 in 2025. The increase in cost of revenues was driven by the higher volume of materials processed and services performed, consistent with overall revenue growth. Cost of revenues as a percentage of revenues increased modestly, resulting in a slight compression in gross margin from 56.2% in 2024 to 55.1% in 2025. Management attributes this compression primarily to changes in service and materials mix, increased logistics and transportation costs, and incremental costs associated with new customer onboarding and data center decommissioning projects. Despite this modest compression, gross margin remained at a healthy level reflective of our service-intensive, technology-assisted processing model.

Operating Expenses

The following table sets forth our operating expenses for the years ended December 31, 2025 and 2024.

Operating Expense	Year Ended December 31, 2025	Year Ended December 31, 2024
General and administrative	$2,460,062	$2,072,830
Payroll expenses	$5,490,171	$4,780,729
Professional fees	$535,558	$206,705
Advertising and marketing	$153,324	$103,373
Rent and lease	$1,807,635	$1,539,868
Depreciation and amortization	$85,156	$104,378
Total operating expenses	$10,531,906	$8,807,883

Total operating expenses increased by $1,724,023, or approximately 19.6%, from $8,807,883 in 2024 to $10,531,906 in 2025. The increase outpaced revenue growth, resulting in a swing from operating income of $296,269 in 2024 to an operating loss of $(186,808) in 2025. The primary drivers of the increase in operating expenses were as follows:

Payroll Expenses. Payroll expenses increased by $709,442, or approximately 14.8%, from $4,780,729 in 2024 to $5,490,171 in 2025. The increase reflects continued headcount investment to support revenue growth, expanded service capabilities, and operational infrastructure needs associated with the METech business combination.

General and Administrative. General and administrative expenses increased by $387,232, or approximately 18.7%, from $2,072,830 in 2024 to $2,460,062 in 2025. The increase reflects higher operating costs associated with the growth of the business and incremental administrative costs associated with becoming a reporting public company following the April 2025 business combination.

Professional Fees. Professional fees increased by $328,853, or approximately 159.1%, from $206,705 in 2024 to $535,558 in 2025. The significant increase is attributable primarily to legal, accounting, audit, and advisory fees incurred in connection with the reverse acquisition transaction completed in April 2025, public company compliance costs, and ongoing SEC reporting requirements.

Rent and Lease Expense. Rent and lease expense increased by $267,767, or approximately 17.4%, from $1,539,868 in 2024 to $1,807,635 in 2025, consistent with expansion of our facility footprint and inflationary adjustments in facility lease costs across our operational locations. As of December 31, 2025, the Company had total future minimum lease obligations of $2,727,953 with a present value of $2,330,987, using a weighted average discount rate of 4.4% and a weighted average remaining term of approximately 39 months.

Depreciation and Amortization. Depreciation and amortization decreased by $19,222, or approximately 18.4%, from $104,378 in 2024 to $85,156 in 2025, reflecting the continued reduction in net book value of our existing asset base, partially offset by additions of property and equipment.

Other Income and Expense

Total other income (expense) resulted in net other income of $189,573 for the year ended December 31, 2025, compared to net other expense of $(85,157) in 2024, a positive variance of $274,730. The improvement was attributable to the following:

Employee Retention Credit. During the year ended December 31, 2025, the Company received an Employee Retention Credit (“ERC”) totaling $346,000, which is reflected in other income. This represents a significant non-recurring item that contributed materially to other income in the current year. No comparable amount was received in 2024.

Interest Expense. Interest expense increased by $67,064, or approximately 68.6%, from $97,703 in 2024 to $164,767 in 2025. The increase reflects higher outstanding debt balances during 2025, including new notes payable issued in 2025, some of which carry elevated interest rates (see Note 5 to the consolidated financial statements). Cash paid for interest was $198,038 in 2025 compared to $143,841 in 2024.

Net Income

Net income for the year ended December 31, 2025, was $2,765, compared to net income of $211,112 for the year ended December 31, 2024. The significant decrease in net income is primarily attributable to the increase in operating expenses, particularly payroll, professional fees, and general and administrative costs, which exceeded the growth in gross profit. Net income in 2025 was supported materially by the $346,000 Employee Retention Credit received during the year; absent this non-recurring item, the Company would have recorded a net loss. Basic and diluted earnings per share were $0.00 in both 2025 and 2024, based on weighted average shares outstanding of 87,964,090 in each period.

Liquidity and Capital Resources

“Liquidity” refers to our ability to generate adequate amounts of cash to meet our needs for cash. We believe we will have adequate liquidity to maintain current operations during 2026, but we may choose to locate additional sources of cash to facilitate growth and expansion. “Capital resources” refers to assets we use in our business to produce goods or deliver services, such as machinery, buildings, tools, and technology. Capital resources have a long-term, multi-use lifespan. These assets enhance our production efficiency, increase profitability, and are crucial for generating income and sustainable growth.

As of December 31, 2025, the Company had cash of $276,855 compared to $470,273 as of December 31, 2024. The Company’s principal sources of liquidity have consisted of cash generated from operations and proceeds from debt financing. The following table summarizes our cash flows for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash provided by operating activities	$79,517	$458,921
Net cash used in investing activities	$(2,729)	$(106,291)
Net cash used in financing activities	$(270,206)	$(38,722)
Net decrease in cash	$(193,418)	$313,908
Cash — beginning of year	$470,273	$156,365
Cash — end of year	$276,855	$470,273

Operating Activities

Cash provided by operating activities was $79,517 for the year ended December 31, 2025, compared to $458,921 in 2024, a decrease of $379,404. Despite net income of only $2,765, cash from operations was positive due to non-cash add-backs of $234,837 in bad debt expense and $85,156 in depreciation. However, significant working capital headwinds offset these items: accounts receivable increased by $707,203 (reflecting business growth and timing of collections), and accounts payable declined by $584,364. These outflows were substantially offset by a $1,107,042 increase in accrued expenses, reflecting the timing of vendor payments. Financed insurance policy payments of $196,375 also reduced operating cash flows during the year.

Investing Activities

Cash used in investing activities was $2,729 in 2025 compared to $106,291 in 2024. Capital expenditures were minimal in 2025, reflecting a deliberate reduction in new equipment purchases. The Company financed $193,252 of property and equipment through non-cash financing arrangements in 2025, compared to $61,880 in 2024. Additionally, the Company recognized $754,886 of new right-of-use assets and corresponding lease liabilities during 2025 in connection with new and renewed operating lease agreements.

Financing Activities

Cash used in financing activities was $270,206 in 2025, compared to $38,722 in 2024. During 2025, the Company received proceeds from notes payable of $200,000. Repayments of notes payable totaled $470,206 during 2025, compared to $38,722 in 2024. The higher repayment activity reflects payoff and reduction of certain legacy notes and financed insurance balances. Additionally, during the year ended December 31, 2025, accounts payable to a related party totaling $500,000 were settled through the issuance of a note payable, representing a significant non-cash financing activity.

Debt

As of December 31, 2025, the Company had total notes payable of $2,051,993, of which approximately $1,093,031 was classified as current and $958,962 as long-term. This compares to total notes payable of $1,591,815 as of December 31, 2024, of which $1,063,218 was current and $528,597 was long-term. Interest rates on outstanding notes range from approximately 2.07% to 29.93%, reflecting a mix of equipment financing, SBA loans, and other borrowings. The Company also has outstanding loans from Jian Li, an officer, totaling $228,933 at both December 31, 2025 and 2024; these loans bear no stated interest rate and are due on demand.

The current classification of notes payable is important to understand in context. As disclosed in Note 5 to the consolidated financial statements, notes payable without a stated maturity date are classified as current in accordance with GAAP. Approximately $1,225,704 of the $1,617,418 reflected in the 2026 column of the future maturities table below consists of notes with no stated maturity date, the substantial majority of which are owed to the Company’s two largest related-party shareholders — First American Management Group Corp. (~$519,000) and First America Metal Corp. (per Note 8) — and have been outstanding since 2019 through 2022 with no history of demand for repayment. Accordingly, the current classification of this debt reflects a GAAP presentation requirement rather than an expectation of near-term cash outflow. Notes with actual stated maturity dates falling in 2026 total approximately $78,512.

Future debt maturities as of December 31, 2025, are as follows (excluding officer loans):

Year Ending December 31,	Principal Amount
2026 (including $1,225,704 of notes with no stated maturity date)	$1,617,418
2027	$98,950
2028	$87,797
2029	$42,928
2030	$16,500
Thereafter	$417,333
Total	$2,280,926

The Company has not defaulted on any of its outstanding notes payable.

Related Party Transactions

The Company has entered into significant transactions with related parties, the most significant of which are summarized below. For additional detail, see Note 8 to the consolidated financial statements.

First American Management Group Corp (FAMGC). FAMGC is the Company's largest shareholder and is also a noteholder. At December 31, 2025, outstanding notes payable to FAMGC totaled $519,000, compared to $556,000 at December 31, 2024.

First America Metal Corp (FAMC). FAMC is the Company's second largest shareholder and also serves as both a significant customer and primary vendor. FAMC represented approximately 15% of revenues in 2025 and 51% of accounts payable as of December 31, 2025. At December 31, 2025, outstanding notes payable to FAMC totaled $707,000 (2024: $157,000), accounts payable to FAMC totaled $1,159,571 (2024: $2,302,980), and accounts receivable from FAMC totaled $318,273 (2024: $466,449). The substantial reduction in accounts payable to FAMC from $2,302,980 to $1,159,571 reflects partial settlement of amounts owed, including the $500,000 non-cash conversion of accounts payable to a note payable during 2025.

Officer Loans. Jian Li, an officer of the Company, has advanced funds to the Company from time to time. These loans bear no stated interest rate and are due on demand. The outstanding balance was $228,933 at both December 31, 2025 and 2024.

These related party relationships represent a significant aspect of the Company's operations and capital structure. The concentration of purchasing activity with a single vendor (FAMC representing 51% of accounts payable) and revenue concentration with related customers presents potential risks that management monitors on an ongoing basis.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ materially from those estimates. The following accounting policies are considered most significant to an understanding of the Company's financial condition and results of operations.

Revenue Recognition. The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is primarily derived from electronic equipment recycling, asset disposition, and data destruction services. Performance obligations for each service type are typically satisfied at a point in time, and revenue is recognized upon satisfaction of the relevant performance obligation.

Accounts Receivable and Allowance for Doubtful Accounts. The Company records an allowance for doubtful accounts based on an analysis of historical collection experience, customer creditworthiness, and current economic trends. During 2025, the Company recorded bad debt expense of $235,000 (2024: $110,000) and maintained an allowance for doubtful accounts of $154,000 at December 31, 2025 (2024: $110,000). Total net accounts receivable were $2,459,493 at December 31, 2025, including $318,273 due from First America Metal Corp., a related party. The increase in bad debt expense reflects higher gross receivable balances and management’s assessment of collection risk.

Leases. The Company accounts for leases under ASC 842 using the right-of-use model, recognizing a lease liability and corresponding ROU asset on each lease commencement date. Lease liabilities are measured at the present value of remaining lease payments using the Company’s incremental borrowing rate, as the rate implicit in the leases is not readily determinable. The weighted average discount rate applied was 4.4% with a weighted average remaining term of approximately 39 months.

Income Taxes. The Company recognizes deferred tax assets and liabilities under ASC 740 based on temporary and permanent differences between financial reporting and tax bases of assets and liabilities. A full valuation allowance has been recorded against deferred tax assets because management has determined it is more likely than not that such assets will not be realized, given the Company’s history of minimal taxable income. As of December 31, 2025, the Company had approximately $8,156,000 in federal net operating loss carryforwards, with a corresponding deferred tax asset of approximately $609,000, fully offset by a valuation allowance. Future utilization of these carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code as a result of ownership changes that may have occurred or may occur in the future.

Goodwill. The Company carries goodwill of $750,000, which is evaluated for impairment at least annually during the fourth quarter. Impairment testing utilizes a discounted cash flow methodology to estimate reporting unit fair value. No impairment was recognized in 2025 or 2024.

Inflation and Macroeconomic Conditions

The Company’s operations are subject to general macroeconomic and inflationary pressures. During 2025, inflationary conditions continued to affect operating costs, particularly with respect to payroll, logistics, and facility lease costs. Management believes revenue growth has partially offset these cost pressures, though gross margin compression of approximately 110 basis points in 2025 relative to 2024 reflects the net impact of these dynamics. The Company will continue to monitor macroeconomic conditions and adjust its pricing and cost management strategies as appropriate.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes, which enhances transparency of income tax disclosures. The amendments are effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance in 2025; adoption did not have a material impact on the Company’s financial statement disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting, which improves segment expense disclosures. The Company operates as a single operating segment. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Adoption did not have a material impact on the Company’s financial statement disclosures.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 8. Financial Statements

First America Resources Corporation

Audited Consolidated Financial Statements

As of December 31, 2025 and 2024, and for the Years then Ended

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

First America Resource Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First America Resource Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flow for the two year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s governance and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2022.

Houston, Texas

March 31, 2026 PCAOB ID: 6771

FIRST AMERICA RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

	December 31,	December 31,
	2025	2024

Assets
Current assets
Cash	$276,855	$470,273
Accounts receivable, net	2,141,220	1,520,678
Accounts receivable, related party, First America Metal Corp.	318,273	466,449
Prepaid expenses	37,439	230,460
Total current assets	2,773,787	2,687,860

Long term assets
Property and equipment, net	372,508	261,683
Right of use assets	2,254,214	2,733,047
Goodwill	750,000	750,000
Deposits	513,630	451,882
Total long term assets	3,890,352	4,196,612

Total assets	$6,664,139	$6,884,472

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,100,608	$1,041,563
Accounts payable, related party, First America Metal Corp.	1,159,571	2,302,980
Accrued expenses	1,358,912	252,940
Accrued interest	21,062	54,333
Lease liability, current portion	851,191	1,188,863
Financed insurance policy	-	195,302
Loans from officer	228,933	228,933
Notes payable, current portion	1,093,031	1,063,218
Total current liabilities	5,813,308	6,328,132

Lease liability, net of current portion	1,479,796	1,618,435
Notes payable, net of current portion	958,962	528,597

Total liabilities	8,252,066	8,475,164

Commitments and contingencies (Note 3)

Stockholders’ deficit
Common stock $0.001 par value; 500,000,000 authorized; 87,964,090 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	87,964	87,964
Additional paid-in capital	1,535,266	1,535,266
Accumulated deficit	(3,211,157)	(3,213,922)
Total stockholders’ deficit	(1,587,927)	(1,590,692)

Total liabilities and stockholders’ deficit	$6,664,139	$6,884,472

The accompanying footnotes are an integral part of these consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended
	December 31,
	2025	2024

Revenues	$18,790,946	$16,206,752
Cost of revenues	8,445,848	7,102,600
Gross profit	10,345,098	9,104,152

Operating expenses
General and administrative	2,460,062	2,072,830
Payroll expenses	5,490,171	4,780,729
Professional fees	535,558	206,705
Advertising and marketing	153,324	103,373
Rent and lease	1,807,635	1,539,868
Depreciation and amortization	85,156	104,378
Total operating expenses	10,531,906	8,807,883

Income (loss) from operations	(186,808)	296,269

Other income (expense)
Interest expense	(164,767)	(97,703)
Other income	354,340	12,546
Total other income (expense)	189,573	(85,157)

Net income	$2,765	$211,112

Income per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	87,964,090	87,964,090

The accompanying footnotes are an integral part of these consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Common Stock - METech		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2023 - Pre reverse merger	-	$-	100,800	$1,008	$1,523,992	$(3,425,034)	$(1,900,034)

Effect of reverse merger	87,964,090	87,964	(100,800)	(1,008)	(308,650)	-	(221,694)

Balances, December 31, 2023 - Post reverse merger	87,964,090	$87,964	-	$-	$1,215,342	$(3,425,034)	$(2,121,728)

Pre-merger issuances of METech Recylcing, Inc. for settlement of notes payable	-	-	-	-	319,924	-	319,924

Net income	-	-	-	-	-	211,112	211,112

Balances, December 31, 2024	87,964,090	$87,964	-	$-	$1,535,266	$(3,213,922)	$(1,590,692)

Net income	-	-	-	-	-	2,765	2,765

Balances, December 31, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(3,211,157)	$(1,587,927)

The accompanying footnotes are an integral part of these consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the years ended
	December 31,
	2025	2024
Operating activities
Net income	$2,765	$211,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,156	104,378
Bad debt expense	234,837	110,000
Financed repair costs	37,132	-
Changes in operating assets and liabilities:
Accounts receivable	(707,203)	(240,596)
Deposits	(61,748)	(9,484)
Prepaid expenses	193,021	(18,157)
Accounts payable	(584,364)	193,926
Accrued expenses	1,107,042	96,520
Accrued interest	(33,271)	8,569
Right of use assets and lease liabilities	2,525	5,522
Financed insurance policy	(196,375)	(2,869)
Net cash provided by operating activities	79,517	458,921

Investing activities
Purchase of property and equipment	(2,729)	(106,291)
Net cash used in investing activities	(2,729)	(106,291)

Financing activities
Proceeds from notes payable	200,000	-
Repayments of notes payable	(470,206)	(38,722)
Net cash used in financing activities	(270,206)	(38,722)

Net increase (decrease) in cash	$(193,418)	$313,908
Cash - beginning of year	470,273	156,365
Cash - end of year	$276,855	$470,273

Cash paid for income taxes	$-	$-
Cash paid for interest	$198,038	$143,841

Supplemental schedule of non-cash investing and financing activities
Accounts payable settled through the issuance of notes payable	$500,000	$-
Financed property and equipment	$193,252	$61,880
Recognition of right of use assets and lease liabilities	$754,886	$1,492,040
Shares issued for settlement of notes payable	$-	$319,924

The accompanying footnotes are an integral part of these consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Company and Business

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

Business

METech specializes in electronic waste management and IT asset disposition (ITAD). The Company provides certified recycling services, secure data destruction, and IT asset management. With a focus on sustainability, the Company aims to maximize material recovery while ensuring the protection of proprietary technology and customer data. They operate multiple R2-certified facilities across the U.S., offering customized solutions for safe recycling, inventory management, and equipment disposal. The Company emphasizes eco-responsible practices and transparency.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (“financial statements”) have been prepared in conformity with generally accepted accounting principles in the United States of America (GAAP).

Principles of Consolidation

The consolidated financial statements include the accounts of FSTJ and its wholly owned subsidiary METech. All intercompany transactions and account balances between the Company and its subsidiary have been eliminated in consolidation.

Use of Estimates

The Company’s financial statement preparation requires that management make estimates and assumptions which affect the reporting of assets and liabilities and the related disclosure of contingent assets and liabilities in order to report these financial statements in conformity with GAAP. Actual results could differ from those estimates.

Segments

The Company operates as a single segment.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash

Cash includes all highly liquid investments that are readily convertible to known amounts of cash and have original maturities at the date of purchase of three months or less.

The Company maintains its cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC). The FDIC provides coverage of up to $250,000 per depositor, per financial institution, for the aggregate total of depositors’ interest and non-interest-bearing accounts. From time to time the Company’s cash balance exceeded FDIC limits. The Company has not experienced any losses on these accounts and management does not believe that the Company is exposed to any significant risks.

Accounts Receivable

Accounts receivable consists of invoiced and unpaid sales. The Company records an allowance for doubtful accounts to allow for any amounts that may not be recoverable, which is based on an analysis of the Company’s prior collection experience, customer credit worthiness, and current economic trends. Accounts are considered delinquent when payments have not been received within the agreed upon terms and are written off when management determines that collection is not probable. During the years ended December 31, 2025, and 2024, the Company recorded bad debt expenses totaling $235,000 and $110,000, respectively. As of December 31, 2025, and 2024, the Company had an allowance for doubtful accounts totaling $154,000 and $110,000, respectively.

Deposits

Deposits include security deposits and balances held by regulators for potential costs related to the Company’s operations.

Property and Equipment

Property and equipment are stated at historical cost net of accumulated depreciation. Repairs and maintenance are expensed as incurred.

Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets, excluding goodwill, whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable. The Company groups and evaluates these long-lived assets for impairment at the lowest level at which individual cash flows can be identified. If indicators of impairment are present, the Company first compares the carrying amount of the asset group to the estimated future cash flows associated with the asset group. If the estimated future cash flows used in the analysis are less than the carrying amount of the asset group, an impairment loss calculation is prepared. The impairment loss calculation compares the carrying amount of the asset group to the asset group’s estimated discounted future cash flows. If required, an impairment loss is recorded for the portion of the asset group’s carrying value that exceeds the asset group’s estimated discounted future cash flows.

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during its fourth quarter of each fiscal year or more often if and when circumstances indicate that goodwill may not be recoverable. When evaluating goodwill for potential impairment, the Company compares the fair value of its reporting units to their respective carrying amounts. The Company estimates the fair value of its reporting units using a discounted cash flow method. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Management evaluates the probability of the realization of its deferred income tax assets. Management determined that because the Company has not yet generated taxable income, it is unlikely that a tax benefit will be realized from these operating loss carry forwards. Accordingly, the deferred income tax asset is offset by a full valuation allowance.

In accordance with ASC Topic 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, by analyzing contracts with customers through a five-step process: identifying the contract with the customer, determining the performance obligations within the contract, establishing the transaction price, allocating that price to the identified performance obligations, and recognizing revenue when or as the performance obligations are satisfied. The Company’s Revenue is primarily derived from services related to electronic equipment recycling, asset disposition, and data destruction.

Electronic equipment recycling

The Company’s customers engage it to recycle old and unused electronic equipment. The performance obligation associated with this service is the receipt and disposal of the equipment by the Company. This performance obligation is typically met at a point in time and therefore the fees charged by the Company for these services are recognized as revenue at a point in time.

Asset disposition

The Company may be engaged to fully remove a client’s equipment from its current location. The performance obligation for this service is based on when all equipment has been removed from the customer’s location. This performance obligation is typically met at a point in time and therefore the fees charged by the Company for these services are recognized as revenue at a point in time.

Data destruction

The Company may be engaged to destroy data on its customers electronic devices as well as provide other destruction services to ensure that its customers’ data is not compromised. This performance obligation is typically met at a point in time and therefore the fees charged by the Company for these services are recognized as revenue at a point in time.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, receivables, payables, and debt and are accounted for under the provisions of ASC 825, Financial Instruments. The carrying amount of these financial instruments as reflected in the accompanying balance sheets approximates fair value.

Advertising Expenses

The Company accounts for its advertising and marketing expenses in accordance with ASC 720-35-50 and expenses all costs as incurred including direct expenses of advertisement placement as well as the cost of producing or creating the advertisement.

Prepaid Expenses

Prepaid expenses are current assets created when the Company makes payments or incurs an obligation for expenses identified for a future period. These amounts are charged to expense as the services are provided.

Leases

The Company uses the right-of-use (ROU) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment.

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee on a straight-line basis (Straight-Line Rent) over the applicable lease terms. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings or (Loss) Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had no potentially dilutive securities outstanding at December 31, 2025, and 2024.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2023-09 (ASU 2023-09), Income Taxes, which enhances the transparency of income tax disclosures by expanding annual disclosure requirements related to the rate reconciliation and income taxes paid. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis. Retrospective application is permitted. Adoption did not have any impact on the Company’s disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07 (ASU 2023-07), Segment Reporting, which improves reportable segment disclosure requirements. ASU 2023-07 primarily enhances disclosures about significant segment expenses by requiring that a public entity disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (CODM) and included within each reported measure of segment profit or loss. This ASU also (i) requires that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment, and a description of its composition; (ii) requires that all annual disclosures are provided in the interim periods; (iii) clarifies that if the CODM uses more than one measure of profitability in assessing segment performance and deciding how to allocate resources, that one or more of those measures may be reported; (iv) requires disclosure of the title and position of the CODM and a description of how the reported measures are used by the CODM in assessing segment performance and in deciding how to allocate resources; (v) requires that an entity with a single segment provide all new required disclosures. ASU 2023-07 was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application. Early adoption is permitted. The amendments under ASU 2023-07 relate to financial disclosures and its adoption did not have an impact on the Company’s results of operations, financial position or cash flows. Adoption did not have any impact on the Company’s disclosures.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

3. Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Leases

The Company has operating lease agreements in place for the use of facilities and equipment. Operating lease agreements are required to be recognized on the balance sheet as right of use assets and corresponding lease liabilities under ASC 842, Leases. The Company records rent expense associated with these leases on a straight-line basis in conjunction with the terms of the underlying leases.

The following table summarizes future lease payment obligations as of December 31, 2025, and their present value using a weighted average discount rate of 4.4% and weighted average remaining term of approximately 39 months.

Amount
2026	$1,020,249
2027	574,102
2028	596,516
2029	406,265
2030	126,771
Thereafter	4,050
2,727,953
Less imputed interest	396,966
Present value	$2,330,987

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Property and Equipment

The following table summarizes the Company’s property and equipment at December 31, 2025, and 2024.

	2025	2024
Machinery & equipment	$676,640	$994,041
Vehicles	71,981	113,056
Leasehold improvements	183,621	271,095
IT asset	81,321	81,321
	1,013,563	1,459,513
Less accumulated depreciation	641,055	1,197,830
	$372,508	$261,683

5. Debt

Financed Insurance Policies

During the year ended December 31, 2024, the Company financed insurance policies totaling $264,462. At December 31, 2024, the balances of these financed insurance policies totaled $195,302.

Notes Payable

The following table details the Company’s debt issuances and outstanding balances at December 31, 2025, and 2024.

				Principal Balances
Noteholder	Issued	Maturity	Interest	Issuance	12/31/2025	12/31/2024
Noteholder A	3/7/2019	-	10.00%	$150,000	$150,000	$150,000
Noteholder A	7/24/2019	-	-	200,000	-	-
Noteholder A	8/29/2019	-	-	200,000	-	-
Noteholder A	11/27/2019	-	-	50,000	-	-
Noteholder A	12/18/2019	-	-	80,000	41,704	78,757
Noteholder A	12/19/2019	-	-	52,000	52,000	52,000
Noteholder A	12/23/2019	-	-	45,000	45,000	45,000
Noteholder A	1/8/2020	-	-	70,000	70,000	70,000
Noteholder A	7/14/2020	-	10.00%	100,000	100,000	100,000
Noteholder A	1/26/2022	-	10.00%	60,000	60,000	60,000
Noteholder B	4/30/2020	-	-	80,000	80,000	80,000
Noteholder B	11/10/2020	-	-	32,000	32,000	32,000
Noteholder B	11/18/2020	-	-	45,000	45,000	45,000
Noteholder B	6/9/2025	-	7.50%	500,000	500,000	-
Noteholder B	11/23/2025	-	6.75%	50,000	50,000	-
Noteholder C	3/1/2019	-	-	100,000	-	100,000
Noteholder C	3/8/2019	-	10.00%	150,000	-	150,000
Noteholder D	5/30/2020	5/30/2050	3.75%	500,000	500,000	500,000
Noteholder F	2/8/2022	-	10.00%	68,174	-	68,174
Noteholder G	2/27/2025	8/30/2026	17.00%	150,000	71,402	-
Noteholder H	7/1/20 22	6/30/2025	3.16%	17,206	-	3,339
Noteholder H	1/18/2024	1/18/2029	2.15%	21,880	14,812	18,678
Noteholder H	9/24/2024	9/24/2029	2.07%	40,499	31,711	38,867
Noteholder H	6/17/2025	6/17/2029	6.00%	114,121	101,993	-
Noteholder H	8/1/2025	8/1/2028	10.01%	76,502	69,188	-
Noteholder H	9/22/2025	9/22/2026	29.93%	9,128	7,110	-
Noteholder H	9/29/2025	10/15/2030	13.29%	18,116	17,551	-
Noteholder H	11/22/2025	11/22/2028	17.45%	12,549	12,522	-
					$2,051,993	$1,591,815

Notes payable without a stated maturity date detailed in the table above have no stated maturity date and are included in the current portion of notes payable. The Company has not defaulted on any notes payable.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans from Officer

From time to time, Jian Li, Officer, has advanced the Company funds. These loans have no stated maturity date or interest rate and are due on demand. As of December 31, 2025 and 2024, the balance due to Jian Li totaled $228,933, respectively.

Future Maturities

The following table details the future maturities of the Company’s debt as of December 31, 2025.

December 31,	Amount
2026	$1,617,418
2027	98,950
2028	87,797
2029	42,928
2030	16,500
Thereafter	417,333
$2,280,926

6. Equity

The total number of shares of common stock authorized and issuable by the Company is 500,000,000 with a par value of $0.001 per share.

7. Concentrations

The following table details the Company’s revenue concentrations for the years ended December 31, 2025, and 2024, and the accounts receivable concentrations at December 31, 2025, and 2024.

	Revenues		Accounts Receivable
	2025	2024	2025	2024
Customer A	15%	20%	12%	22%
Customer B	13%	13%	*	*
Customer C	12%	11%	19%	22%
Customer D	*	*	12%	14%
Customer E	*	*	14%	*

The following table details the Company’s accounts payable concentrations at December 31, 2025, and 2024.

	Accounts Payable
	2025	2024
Vendor A	51%	69%

8. Related Party Transactions

Noteholder A (Note 5) is the Company’s largest shareholder, First American Management Group Corp (FAMGC). At December 31, 2025, and 2024, outstanding notes payable due to FAMGC totaled $519,000 and $556,000, respectively.

Noteholder B (Note 5), Customer A (Note 7), and Vendor A (Note 7) is the Company’s second largest shareholder, First America Metal Corp (FAMC). At December 31, 2025, and 2024, outstanding notes payable due to FAMC totaled $707,000 and $157,000, respectively. At December 31, 2025, and 2024, accounts payable due to FAMC totaled $1,160,000 and $2,303,000, respectively, and accounts receivable due from FAMC totaled $318,000 and $466,000, respectively.

At December 31, 2025 and 2024, outstanding notes payable due to the former owner of METech, totaled $-0- and $250,000, respectively.

At December 31, 2025 and 2024, outstanding loans due to Jian Li, totaled $228,933, respectively, as further described in Note 5.

FIRST AMERICA RESOURCES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Employee Retention Credit

During the year ended December 31, 2025, the Company received an Employee Retention Credit totaling $346,000 that is reflected in other income on the accompanying consolidated statements of operations.

10. Income Taxes

The Company accounts for income taxes under ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts that are calculated for income tax purposes. The provision (benefit) for income taxes for the years ended December 31, 2025, and 2024, assumes a statutory 21% effective tax rate for federal income taxes.

	2025	2024
Federal tax statutory rate	21%	21%
Temporary differences	0%	0%
Permanent differences	0%	0%
Valuation Allowance	-21%	-21%
	0%	0%

The Company had deferred income tax assets as of December 31, 2025, and 2024, as follows:

	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$609,000	$610,000
Temporary differences	-	-
Permanent differences	-	-
Valuation allowance	(609,000)	(610,000)
Net deferred tax assets	$-	$-

The Company provides for a valuation allowance when it is more likely than not that it will not realize a portion of the deferred tax assets. The Company has established a valuation allowance against the net deferred tax asset due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such deferred tax assets in the accompanying financial statements. The Company’s net deferred tax asset and valuation allowance decreased by $1,000 and $44,000 in the fiscal years ending December 31, 2025, and 2024, respectively.

At December 31, 2025, the Company had approximately $8,156,000 in federal net operating loss carryforwards. Pursuant to Internal Revenue Code Section 382, the future utilization of the Company’s net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.

As of December 31, 2025, the Company had no uncertain tax positions, or interest and penalties, that qualify for either recognition or disclosure in the financial statements. The Company is subject to U.S. federal, state, and local income tax examinations by tax authorities. The tax return for the fiscal year ended December 31, 2025, has not yet been filed.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us, in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized, and reported within the periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance because certain deficiencies involving internal controls constituted material weaknesses, as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, and management does not believe that the material weaknesses had any effect on the accuracy of our financial statements for the current reporting period.

Limitations on Effectiveness of Controls

A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Also, the design of any control system is based in part upon assumptions about the likelihood of future events.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have assessed the effectiveness of those internal controls as of December 31, 2025, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control—Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance respecting financial statement preparation and presentation. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the following material weaknesses identified by management:

Control Environment - We did not maintain an effective control environment for internal control over financial reporting.

Segregation of Duties - As a result of limited resources and staff, we did not maintain proper segregation of incompatible duties. The effect of the lack of segregation of duties potentially affects multiple processes and procedures.

These weaknesses are continuing. Management and the board of directors are aware of these weaknesses that result because of limited resources and staff. Management has begun the process of formally documenting our key processes as a starting point for improved internal control over financial reporting. Efforts to fully implement the processes we have designed have been renewed.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our director and executive officer at December 31, 2025 is as follows:

Name	Age	Position
Jian Li	64	Chairman, CEO and CFO

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

Significant Employees

Roy (“Rex”) Cheng, age 50, has served as President of METech Recycling since 2006. He joined the company as Operations Manager in January 2006 and has held key roles including General Manager of the Gilroy facility, Vice President of Operations, and Chief Operating Officer. He played a key role during METech Recycling listing on the Singapore Stock Exchange (2016 to 2019). Mr. Cheng earned a Bachelor of Business degree (2002) from the University of Tasmania, Australia.

Robert Laughlin, age 54, has served as Vice President of Business Development at METech Recycling since February 2016. He has been engaged in  technology sales, business development, and telecommunications for over thirty years, including more than fourteen years in the electronics recycling and IT asset disposition (ITAD) industry.  He entered the e-waste industry during his tenure at Broadband Integrated Resources, later acquired by Avnet, where he served as Vice President of Sales and Senior Business Development Manager (years).

Nicole Palacio, age 45, has served as Assistant Director of Operations at METech Recycling since 2023. She has over twenty-six years of experience in the e-waste industry, with a background in operations management and customer service. Ms. Palacio was employed for sixteen years in the IT Asset Management Services division of ECS Refining, Inc. (no longer operating), where she managed contracts and customer accounts. Her experience in operations and client relations contributes valuable expertise to our leadership team.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial or accounting officer.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our two most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year and up to two additional executive officers who would have been included in the table below except for the fact that they were not executive officers at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest two fiscal years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary	Bonus	Stock Awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
		$	$	$	$	$	$	$	$
Jian Li	2025	0	0	0	0	0	0	0	0
CEO/CFO	2024	0	0	0	0	0	0	0	0

We have not paid any compensation to our executive officer and we have no agreements or understandings, written or oral, to pay him compensation. We do not pay compensation to our sole director apart from his compensation as an executive officer.

We do not have any outstanding equity awards at December 31, 2025.

Long-Term Incentive Plans

We do not have any arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans.

We do not have any compensatory plans or arrangements.

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

The business address of the shareholder is 1000 East Armstrong Street, Morris, IL 60450.

Name	Number of Shares of Common stock	Percentage

Jian Li*	86,388,010	98.208%
All executive officers and directors as a group	86,388,010	98.208%

*includes 6,388,010 shares directly owned by Mr. Li, 29,056,000 shares owned by First America Metal Corp. and 50,944,000 shares owned by First America Management Group Corp. Both corporations are entirely owned by Mr. Li.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Loans from Officer/Shareholder

From time to time, Jian Li, Officer, has advanced the Company funds. These loans have no stated maturity date or interest rate and are due on demand. As of December 31, 2025 and 2024, the balance due to Jian Li totaled $228,933, respectively.

At December 31, 2025, and 2024, outstanding notes payable due to First America Management Group Corp., the Company’s largest shareholder, totaled $519,000 and $556,000, respectively.

At December 31, 2025, and 2024, outstanding notes payable due to First America Metal Corp, the Company’s second largest shareholder, totaled $707,000 and $157,000, respectively.

Item 14. Principal Accountant Fees and Services

Victor Mokuolu, CPA PLLC was our independent auditor for the fiscal years ended December 31, 2025 and 2024. The following table shows the fees paid or accrued by us for the audit and other services provided for fiscal 2025 and 2024.

	2025	2024
Audit Fees	$81,500	$14,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$81,500	$14,500

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

First America Resources Corporation,

a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer	Jian Li	March 31, 2026	/s/ Jian Li

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	NAME	TITLE	DATE

/s/ Jian Li	Jian Li	Principal Executive Officer,	March 31, 2026
Principal Financial Officer and Principal Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

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

