Form 10-Q
period 2026-03-31
First America Resources Corp
filed 2026-05-15
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 14, 2026, there were 87,964,090 shares issued and outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Condensed Consolidated Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2026 AND DECEMBER 31, 2025
(UNAUDITED)

	March 31,	December 31,
	2026	2025

Assets
Current assets
Cash	$631,344	$276,855
Accounts receivable, net	1,665,963	2,141,220
Accounts receivable, related party, First America Metal Corp.	948,975	318,273
Prepaid expenses	42,818	37,439
Total current assets	3,289,100	2,773,787

Long term assets
Property and equipment, net	353,975	372,508
Right of use assets	4,179,188	2,254,214
Goodwill	750,000	750,000
Deposits	425,784	513,630
Total long term assets	5,708,947	3,890,352

Total assets	$8,998,047	$6,664,139

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,166,780	$1,100,608
Accounts payable, related party, First America Metal Corp.	1,316,554	1,159,571
Accrued expenses	1,251,090	1,358,912
Accrued interest	38,890	21,062
Lease liability, current portion	937,867	851,191
Loans from officer	228,933	228,933
Notes payable, current portion	1,375,094	1,093,031
Total current liabilities	6,315,208	5,813,308

Lease liability, net of current portion	3,341,068	1,479,796
Notes payable, net of current portion	632,468	958,962

Total liabilities	10,288,744	8,252,066

Commitments and contingencies (Note 3)

Stockholders' deficit
Common stock $0.001 par value; 500,000,000 authorized; 87,964,090 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	87,964	87,964
Additional paid-in capital	1,535,266	1,535,266
Accumulated deficit	(2,913,927)	(3,211,157)
Total stockholders' deficit	(1,290,697)	(1,587,927)

Total liabilities and stockholders' deficit	$8,998,047	$6,664,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	For the three months ended
	March 31,
	2026	2025

Revenues	$4,801,298	$4,024,993
Cost of revenues	1,777,914	1,752,160
Gross profit	3,023,384	2,272,833

Operating expenses
General and administrative	712,577	558,500
Payroll expenses	1,340,384	1,114,709
Professional fees	90,478	59,346
Advertising and marketing	35,848	41,402
Rent and lease	497,718	426,578
Depreciation and amortization	18,533	17,959
Total operating expenses	2,695,538	2,218,494

Income from operations	327,846	54,339

Other income (expense)
Interest expense	(32,673)	(25,914)
Other income	2,057	346,704
Total other income (expense)	(30,616)	320,790

Net income	$297,230	$375,129

Income per share - basic and diluted	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	87,964,090	87,964,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	Common Stock		Common Stock - METech		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2024 - Pre reverse merger	-	$-	100,800	$1,008	$1,843,916	$(3,213,922)	$(1,368,998)

Effect of reverse merger	87,964,090	87,964	(100,800)	(1,008)	(308,650)	-	(221,694)

Balances, December 31, 2024 - Post reverse merger	87,964,090	$87,964	-	$-	$1,535,266	$(3,213,922)	$(1,590,692)

Net income	-	-	-	-	-	375,129	375,129

Balances, March 31, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(2,838,793)	$(1,215,563)

Balances, December 31, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(3,211,157)	$(1,587,927)

Net income	-	-	-	-	-	297,230	297,230

Balances, March 31, 2026	87,964,090	$87,964	-	$-	$1,535,266	$(2,913,927)	$(1,290,697)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(UNAUDITED)

	For the three months ended
	March 31,
	2026	2025
Operating activities
Net income	$297,230	$375,129
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,533	17,959
Bad debt expense	102,000	4,953
Changes in operating assets and liabilities:
Accounts receivable	(257,445)	(758,899)
Deposits	87,846	(20,224)
Prepaid expenses	(5,379)	71,320
Accounts payable	223,155	273,413
Accrued expenses	(107,822)	(239,510)
Accrued interest	17,828	(15,066)
Right of use assets and lease liabilities	22,974	1,881
Financed insurance policy	-	(71,878)
Net cash provided by (used in) operating activities	398,920	(360,922)

Investing activities
Net cash used in investing activities	-	-

Financing activities
Proceeds from notes payable	-	150,000
Repayments of notes payable	(44,431)	(93,541)
Net cash provided by (used in) financing activities	(44,431)	56,459

Net increase (decrease) in cash	354,489	(304,463)
Cash - beginning of period	276,855	459,022
Cash - end of period	$631,344	$154,559

Cash paid for income taxes	$-	$-
Cash paid for interest	$14,845	$40,980

Supplemental schedule of non-cash investing and financing activities
Recognition of right of use asset and lease liability	$2,315,008	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Company and Business

Business

First America Resources Corporation (FSTJ), a Nevada corporation, through its wholly owned operating subsidiary, METech Recycling, Inc., a Delaware corporation (collectively, the Company), specializes in electronic waste management and IT asset disposition (ITAD). The Company provides certified recycling services, secure data destruction, and IT asset management. With a focus on sustainability, the Company aims to maximize material recovery while ensuring the protection of proprietary technology and customer data. They operate multiple R2-certified facilities across the U.S., offering customized solutions for safe recycling, inventory management, and equipment disposal. The Company emphasizes eco-responsible practices and transparency.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and footnotes have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP) for interim financial information and the instructions to Rule 10-01 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the results of the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2026. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Basic and Diluted Loss Per Share

The Company had no potentially dilutive securities outstanding at March 31, 2026, and 2025.

Recently Issued Accounting Standards

During the period ended March 31, 2026, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

Subsequent Events

The Company has evaluated all transactions through the date the financial statements were issued for subsequent event disclosure or adjustment consideration.

FIRST AMERICA RESOURCES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Commitments and Contingencies

From time to time, the Company may be involved in litigation in the ordinary course of business. The Company is not currently involved in any litigation that the Company believes could have a material adverse effect on its financial condition or results of operations.

Note 4 – Concentrations

The following table details the Company’s revenue concentrations for the three months ended March 31, 2026, and 2025, and the accounts receivable concentrations at March 31, 2026, and December 31, 2025.

	Revenues		Accounts Receivable
	2026	2025	2026	2025
Customer A	21%	20%	33%	12%
Customer B	13%	13%	*	*
Customer C	*	*	21%	19%
Customer D	*	*	*	12%
Customer E	*	*	*	14%

* = less than 10%

Customer A is a related party (Note 5) who utilizes the Company for recycling of various goods and materials. The transactions are at arm's length and have standard sales rates and payment terms.

The following table details the Company’s accounts payable concentrations at March 31, 2026, and December 31, 2025.

	Accounts Payable
	2026	2025
Vendor A	53%	51%

Customer A and Vendor A is FAMC, a related party (Note 5). The Company is hired by FAMC for the recycling of various goods and materials. The sales transactions are at arm's length and have standard sales rates and payment terms. The Company purchases materials from FAMC and utilizes FAMC for recycling/disposal services as well as freight. The purchase transactions are at arm's length and have standard purchase rates and payment terms. Outstanding accounts receivable and accounts payable between the Company and FAMC may be periodically offset.

Note 5 – Related Party Transactions

At March 31, 2026, and December 31, 2025, outstanding notes payable due to First American Management Group Corp, the Company’s largest shareholder, totaled $519,000, respectively.

At March 31, 2026, and December 31, 2025, outstanding notes payable due to FAMC, the Company’s second largest shareholder, totaled $707,000, respectively.

FAMC is Customer A and Vendor A (Note 4). During the three months ended March 31, 2026 and 2025, the Company incurred expenses via FAMC totaling $257,000 and $504,000, respectively. At March 31, 2026, and December 31, 2025, accounts payable due to FAMC totaled $1,317,000 and $1,160,000, respectively, and accounts receivable due from FAMC totaled $949,000 and $318,000, respectively.

At March 31, 2026, and December 31, 2025, outstanding loans due to Jian Li, totaled $228,933, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We urge you to read the following discussion in conjunction with our Annual Report for the year ended December 31, 2025, as well as with our financial statements and the notes thereto included elsewhere herein. In addition to historical financial information, the following discussion and analysis may contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed elsewhere in this Report.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

For the three months ended March 31, 2026, our revenue was $4,801,000, as compared to $4,025,000, for the three months ended March 31, 2025. The increase in revenue of 19% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the three months ended March 31, 2026, and 2025, were $1,778,000 and $1,752,000, respectively, resulting in gross margins of 63% and 56%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the three months ended March 31, 2026, operating expenses were $2,696,000 as compared to $2,218,000 for the same period in 2025, an increase of $478,000 or 21%. General and administrative expenses increased by $154,000 from $559,000 to $713,000, payroll expenses increased $225,000 from $1,115,000 to $1,340,000 and rent and lease expenses increased by $71,000 from $427,000 to $498,000. These increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $59,000 during the three months ended March 31, 2025, to $90,000 for the three months ended March 31, 2026. The increase was primarily driven by professional fees, such as legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the three months ended March 31, 2026, was $328,000 as compared to $54,000 for the prior year period.

Other income and expenses included $33,000 in interest expenses during the three months ended March 31, 2026, compared to $26,000 in the prior year. Additionally, the prior year had other income totaling $347,000 related to a non-recurring employee retention credit. We expect interest expenses to increase as the Company obtains additional funding.

Liquidity and Capital Resources

At March 31, 2026, we had cash totaling $631,000 as compared to cash totaling $277,000 at December 31, 2025. Our cash flows provided by operations were $399,000 for the three months ended March 31, 2026, as compared to $361,000 used in operations for the same period in the prior year. We expect cash used in operating activities to be neutral as the Company expands operations.

Cash flows used in investing activities were $-0- for the three months ended March 31, 2026, and 2025, respectively. We expect investing expenditures to increase as the Company expands operations.

Our cash flows used in financing activities were $44,000 for the three months ended March 31, 2026, as compared to $56,000 provided by financing activity for the same period in the prior year. We expect financing receipts and expenditures to increase as the Company utilizes financing to expand operations.

The Company may need to raise additional debt or equity capital in order to fund its operations. There can be no assurance that the Company will be able to do so or on acceptable terms.

Significant Accounting Policies

There have been no changes from the Summary of Significant Accounting Policies described in our Annual Report for the year ended December 31, 2025, filed with the Securities and Exchange Commission on April 1, 2026.

Off Balance Sheet Arrangements

As of March 31, 2026, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jian Li, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of March 31, 2026, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of March 31, 2026, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer and Principal Financial Officer	Jian Li	May 14, 2026	/s/ Jian Li

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

