Form 10-Q
period 2026-06-30
First America Resources Corp
filed 2026-08-13
CIK 1525306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, there were 87,964,090 shares issued and outstanding of the registrant’s common stock.

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

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

First America Resources Corporation

Condensed Consolidated Financial Statements (Unaudited)

FIRST AMERICA RESOURCES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

	June 30,	December 31,
	2026	2025

Assets
Current assets
Cash	$524,504	$276,855
Accounts receivable, net	1,583,194	2,141,220
Accounts receivable, related party, First America Metal Corp.	1,058,175	318,273
Prepaid expenses	55,332	37,439
Total current assets	3,221,205	2,773,787

Long term assets
Property and equipment, net	346,579	372,508
Right of use assets	3,904,266	2,254,214
Goodwill	750,000	750,000
Deposits	427,308	513,630
Total long term assets	5,428,153	3,890,352

Total assets	$8,649,358	$6,664,139

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,330,775	$1,100,608
Accounts payable, related party, First America Metal Corp.	886,563	1,159,571
Accrued expenses	974,422	1,358,912
Accrued interest	56,917	21,062
Lease liability, current portion	877,736	851,191
Loans from officer	228,933	228,933
Notes payable, current portion	1,347,273	1,093,031
Total current liabilities	5,702,619	5,813,308

Lease liability, net of current portion	3,140,196	1,479,796
Notes payable, net of current portion	614,229	958,962

Total liabilities	9,457,044	8,252,066

Commitments and contingencies (Note 3)

Stockholders' deficit
Common stock $0.001 par value; 500,000,000 authorized; 87,964,090 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	87,964	87,964
Additional paid-in capital	1,535,266	1,535,266
Accumulated deficit	(2,430,916)	(3,211,157)
Total stockholders' deficit	(807,686)	(1,587,927)

Total liabilities and stockholders' deficit	$8,649,358	$6,664,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues	$5,788,731	$4,822,842	$10,590,029	$8,847,835
Cost of revenues	2,534,405	2,343,044	4,312,319	4,095,204
Gross profit	3,254,326	2,479,798	6,277,710	4,752,631

Operating expenses
General and administrative	625,022	694,631	1,337,599	1,253,131
Payroll expenses	1,482,189	1,261,144	2,822,573	2,375,853
Professional fees	82,870	86,369	173,348	145,715
Advertising and marketing	27,844	32,564	63,692	73,966
Rent and lease	473,411	440,928	971,129	867,506
Depreciation and amortization	18,003	18,933	36,536	36,892
Total operating expenses	2,709,339	2,534,569	5,404,877	4,753,063

Income (loss) from operations	544,987	(54,771)	872,833	(432)

Other income (expense)
Interest expense	(30,399)	(35,875)	(63,072)	(61,789)
Other income	2,630	2,769	4,687	349,473
Total other income (expense)	(27,769)	(33,106)	(58,385)	287,684

Income (loss) before provision for income taxes	517,218	(87,877)	814,448	287,252

Provision for income taxes	34,207	-	34,207	-

Net income (loss)	$483,011	$(87,877)	$780,241	$287,252

Income (loss) per share - basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted average shares outstanding - basic and diluted	87,964,090	87,964,090	87,964,090	87,964,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Common Stock		Common Stock - METech		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balances, December 31, 2024 - Pre reverse merger	-	$-	100,800	$1,008	$1,843,916	$(3,213,922)	$(1,368,998)

Effect of reverse merger	87,964,090	87,964	(100,800)	(1,008)	(308,650)	-	(221,694)

Balances, December 31, 2024 - Post reverse merger	87,964,090	$87,964	-	$-	$1,535,266	$(3,213,922)	$(1,590,692)

Net income	-	-	-	-	-	375,129	375,129

Balances, March 31, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(2,838,793)	$(1,215,563)

Net income	-	-	-	-	-	(87,877)	(87,877)

Balances, June 30, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(2,926,670)	$(1,303,440)

Balances, December 31, 2025	87,964,090	$87,964	-	$-	$1,535,266	$(3,211,157)	$(1,587,927)

Net income	-	-	-	-	-	297,230	297,230

Balances, March 31, 2026	87,964,090	$87,964	-	$-	$1,535,266	$(2,913,927)	$(1,290,697)

Net income	-	-	-	-	-	483,011	483,011

Balances, June 30, 2026	87,964,090	$87,964	-	$-	$1,535,266	$(2,430,916)	$(807,686)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FIRST AMERICA RESOURCES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	For the six months ended
	June 30,
	2026	2025
Operating activities
Net income	$780,241	$287,252
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	36,536	36,892
Bad debt expense	4,000	154,953
Financed repair costs	-	28,004
Changes in operating assets and liabilities:
Accounts receivable	(185,876)	(1,173,493)
Deposits	86,322	(23,993)
Prepaid expenses	(17,893)	148,640
Accounts payable	(42,841)	664,331
Accrued expenses	(384,490)	(221,295)
Accrued interest	35,855	(5,073)
Right of use assets and lease liabilities	36,893	(820)
Financed insurance policy	-	(145,346)
Net cash provided by (used in) operating activities	348,747	(249,948)

Investing activities
Cash paid for property and equipment	(10,607)	-
Net cash used in investing activities	(10,607)	-

Financing activities
Proceeds from notes payable	-	150,000
Repayments of notes payable	(90,491)	(208,269)
Net cash used in financing activities	(90,491)	(58,269)

Net increase (decrease) in cash	247,649	(308,217)
Cash - beginning of period	276,855	459,022
Cash - end of period	$524,504	$150,805

Cash paid for income taxes	$-	$-
Cash paid for interest	$27,217	$66,862

Supplemental schedule of non-cash investing and financing activities
Recognition of right of use asset and lease liability	$2,315,008	$-
Accounts payable settled through the issuance of notes payable	$-	$500,000
Financed property and equipment	$-	$86,117

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

Going Concern

The Company has a limited history of profitable operations and a working capital deficit, conditions which raised substantial doubt about its ability to continue as a going concern. However, the Company's recent operations have been profitable, and management's projections indicate positive cash flows through at least August 15, 2027. In addition, the Company's significant shareholders (Note 5) have demonstrated the ability and intent to fund the Company's operations through at least August 15, 2027. Management has concluded these factors alleviate the substantial doubt, and the financial statements have been prepared on a going concern basis.

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

Segments

The Company operates as a single segment.

Earnings (Loss) Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The Company had no potentially dilutive securities outstanding at June 30, 2026, and 2025.

Recently Issued Accounting Standards

During the period ended June 30, 2026, there were several new accounting pronouncements issued by the FASB. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Note 4 – Concentrations

The following table details the Company’s revenue concentrations for the six months ended June 30, 2026, and 2025, and the accounts receivable concentrations at June 30, 2026, and December 31, 2025.

	Revenues		Accounts Receivable
	2026	2025	2026	2025
Customer A	30%	15%	38%	12%
Customer B	12%	10%	22%	19%
Customer C	10%	13%	*	*
Customer D	*	*	11%	12%
Customer E	*	*	*	14%

* = less than 10%

Customer A is a related party (Note 5) who utilizes the Company for recycling of various goods and materials. The transactions are at arm's length and have standard sales rates and payment terms.

The following table details the Company’s accounts payable concentrations at June 30, 2026, and December 31, 2025.

	Accounts Payable
	2026	2025
Vendor A	38%	51%
Vendor B	15%	*

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

Note 5 – Related Party Transactions

At June 30, 2026, and December 31, 2025, outstanding notes payable due to First American Management Group Corp, the Company’s largest shareholder, totaled $519,000, respectively.

At June 30, 2026, and December 31, 2025, outstanding notes payable due to FAMC, the Company’s second largest shareholder, totaled $707,000, respectively.

FAMC is Customer A and Vendor A (Note 4). During the six months ended June 30, 2026 and 2025, the Company incurred expenses via FAMC totaling $1,220,000 and $1,093,000, respectively. At June 30, 2026, and December 31, 2025, accounts payable due to FAMC totaled $887,000 and $1,160,000, respectively, and accounts receivable due from FAMC totaled $1,058,000 and $318,000, respectively.

At June 30, 2026, and December 31, 2025, outstanding loans due to Jian Li totaled $228,933, respectively.

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

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, our revenue was $5,789,000, as compared to $4,823,000, for the three months ended June 30, 2025. The increase in revenue of 20% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the three months ended June 30, 2026, and 2025, were $2,534,000 and $2,343,000, respectively, resulting in gross margins of 56% and 51%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the three months ended June 30, 2026, operating expenses were $2,709,000 as compared to $2,535,000 for the same period in 2025, an increase of 7%. General and administrative expenses decreased by $70,000 from $695,000 to $625,000, payroll expenses increased $221,000 from $1,261,000 to $1,482,000 and rent and lease expenses increased by $32,000 from $441,000 to $473,000. The increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees decreased from $86,000 during the three months ended June 30, 2025, to $83,000 for the three months ended June 30, 2026. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the three months ended June 30, 2026, was $545,000 as compared to a loss from operations of $55,000 for the prior year period.

Other income and expenses included $30,000 in interest expenses during the three months ended June 30, 2026, compared to $36,000 in the prior year. We expect interest expenses to increase as the Company obtains additional funding.

Comparison of Six Months Ended June 30, 2026 and 2025

For the six months ended June 30, 2026, our revenue was $10,590,000, as compared to $8,848,000, for the six months ended June 30, 2025. The increase in revenue of 20% was the result of continued revenue growth. We expect revenues to continue to increase on a year-over-year basis.

Cost of revenues for the six months ended June 30, 2026, and 2025, were $4,312,000 and $4,095,000, respectively, resulting in gross margins of 59% and 54%, respectively. The primary components of cost of revenues include freight and material processing, which comprise the majority of the costs.

For the six months ended June 30, 2026, operating expenses were $5,405,000 as compared to $4,753,000 for the same period in 2025, an increase of 14%. General and administrative expenses increased by $85,000 from $1,253,000 to $1,338,000, payroll expenses increased $447,000 from $2,376,000 to $2,823,000 and rent and lease expenses increased by $103,000 from $868,000 to $971,000. The increases were driven by the expansion in operations and are consistent with the increase in revenues. Professional fees increased from $146,000 during the six months ended June 30, 2025, to $173,000 for the six months ended June 30, 2026. The increase was primarily driven by legal and audit fees. We expect operating expenses to continue to increase with revenues as the Company expands operations.

As a result of the above, our income from operations for the six months ended June 30, 2026, was $873,000 as compared to a loss from operations of $400 for the prior year period.

Other income and expenses included $63,000 in interest expenses during the six months ended June 30, 2026, compared to $62,000 in the prior year. Additionally, the prior year had other income totaling $347,000 related to a non-recurring employee retention credit. We expect interest expenses to increase as the Company obtains additional funding.

Liquidity and Capital Resources

At June 30, 2026, we had cash totaling $525,000 as compared to cash totaling $277,000 at December 31, 2025. Our cash flows provided by operations were $349,000 for the six months ended June 30, 2026, as compared to $250,000 used in operations for the same period in the prior year. We expect cash used in operating activities to be neutral as the Company expands operations.

Cash flows used in investing activities were $11,000 for the six months ended June 30, 2026, as compared to $-0- for the six months ended June 30, 2025, respectively. We expect investing expenditures to increase as the Company expands operations.

Our cash flows used in financing activities were $90,000 for six months ended June 30, 2026, as compared to $58,000 for the same period in the prior year. We expect financing receipts and expenditures to increase as the Company utilizes financing to expand operations.

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

Off Balance Sheet Arrangements

As of June 30, 2026, we did not have any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Jian Li, our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of June 30, 2026, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of June 30, 2026, were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2026, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

First America Resources Corporation, a Nevada corporation

Title	Name	Date	Signature

Principal Executive Officer and Principal Financial Officer	Jian Li	August 13, 2026	/s/ Jian Li

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

